Form 10QSB
period 1996-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1996-07-15
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

       (Mark One)
        / X /     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       March 31, 1996
                                                 ----------------------------

                                       OR

        /   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ___________

                  Commission File Number       0-28020
                                        ------------------------------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.
- -----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              DELAWARE                             31-1456058
   ---------------------------------            ----------------------------
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


      415 CENTER STREET, IRONTON, OHIO                        45638
- -------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                      (614) 532-6845
          ----------------------------------------------------------
               (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No      X
    -------------       -------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          As of March 31, 1996, First Federal Savings and Loan Association of Ironton, the Registrant's wholly-owned subsidiary, had not yet completed its mutual-to-stock conversion and reorganization into a holding company format. Accordingly, no shares of the Registrant's common stock were issued and outstanding as of such date. The financial information presented herein is for First Federal Savings and Loan Association of Ironton.


          Transitional Small Business Disclosure Format (check one):

Yes                   No      X
    -------------       -------------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS

                               *****************

Part I.     Financial Information
Item 1.     Financial Statements

            Balance Sheets (as of March 31,
            1996 (unaudited) and September 30, 1995)    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

            Statements of Income (for the three
            months ended March 31, 1996 and 1995 (unaudited))   . . . . . . . . . . . . . . . . . . . . . . . . . .         4

            Statements of Income (for the six
            months ended March 31, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

            Statements of Retained Earnings (for
            the six months ended March 31, 1996 (unaudited) and
            the year ended September 30, 1995)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

            Statements of Cash Flows (for the six
            months ended March 31, 1996 and 1995 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . .          7

            Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10-14

Part II.    Other Information
Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                  FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                                IRONTON, OHIO

                                BALANCE SHEETS

                                                                                     March 31,               September 30,
                                                                                        1996                      1995
                                                                               ------------------         ------------------
                                                                                    (Unaudited)
                                        ASSETS
                                        ------
CASH AND CASH EQUIVALENTS                                                      $        2,379,659          $       2,528,416

INVESTMENT SECURITIES HELD TO MATURITY                                                  7,448,177                  5,290,336

LOANS RECEIVABLE                                                                       33,087,268                 32,609,321

MORTGAGE-BACKED SECURITIES HELD TO MATURITY                                             5,642,794                  8,567,701

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE                                           2,994,646                    989,994

FORECLOSED REAL ESTATE                                                                     33,367                       -

ACCRUED INTEREST RECEIVABLE                                                               326,549                    304,753

OFFICE PROPERTIES AND EQUIPMENT                                                           909,955                    904,014

OTHER ASSETS                                                                              238,198                    101,801
                                                                               ------------------          -----------------
                                                                               $       53,060,613          $      51,296,336
                                                                               ==================          =================

                             LIABILITIES AND RETAINED EARNINGS
                             ---------------------------------
DEPOSITS                                                                       $       47,831,205          $      46,197,820

DEFERRED FEDERAL INCOME TAXES PAYABLE                                                      78,783                     69,578

ACCRUED INTEREST PAYABLE                                                                    3,629                      6,519

OTHER LIABILITIES                                                                          65,396                     93,555
                                                                               ------------------          -----------------
   Total liabilities                                                                   47,979,013                 46,367,472
                                                                               ------------------          -----------------

RETAINED EARNINGS:
  Substantially restricted                                                              5,084,429                  4,938,274
  Unrealized holding loss on mortgage-backed
    securities available for sale, net of taxes                                            (2,829)                    (9,410)
                                                                               ------------------          -----------------
              Total retained earnings                                                   5,081,600                  4,928,864
                                                                               ------------------          -----------------
                                                                               $       53,060,613          $      51,296,336
                                                                               ==================          =================

                  FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                                IRONTON, OHIO

                             STATEMENTS OF INCOME

                                                                                     For The Three Months Ended
                                                                               ---------------------------------------------
                                                                                     March 31,                 March 31,
                                                                                       1996                       1995
                                                                               ------------------          -----------------
INTEREST INCOME:                                                                    (Unaudited)              (Unaudited)
  Loans receivable-
   First mortgage loans                                                        $          655,325          $         596,351
   Consumer and other loans                                                                26,342                     25,547
  Mortgage-backed and related securities                                                  135,035                    137,312
  Investment securities                                                                    99,813                     67,908
  Other interest-earning assets                                                            27,632                     15,103
                                                                               ------------------          -----------------
              Total interest income                                                       944,147                    842,221
                                                                               ------------------          -----------------

INTEREST EXPENSE:
  Interest-bearing checking                                                                 3,416                      3,779
  Passbook savings                                                                         80,459                    100,234
  Certificates of deposit                                                                 506,464                    316,502
  Advances from Federal Home
   Loan Bank                                                                                   -                      38,597
                                                                               ------------------          -----------------
              Total interest expense                                                      590,339                    459,112
                                                                               ------------------          -----------------
              Net interest income                                                         353,808                    383,109

PROVISION FOR LOAN LOSSES                                                                   6,000                      3,000
                                                                               ------------------          -----------------
              Net interest income after provision
                for loan losses                                                           347,808                    380,109
                                                                               ------------------          -----------------
NON-INTEREST INCOME:
  Losses on foreclosed real estate                                                         (1,000)                      -
  Other                                                                                    11,396                      7,887
                                                                               ------------------          -----------------
              Total non-interest income                                                    10,396                      7,887
                                                                               ------------------          -----------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                                                96,283                     88,905
  Occupancy and equipment                                                                  21,606                     21,575
  SAIF deposit insurance premium                                                           26,318                     23,366
  Directors' fees and expenses                                                             14,036                     14,242
  Ohio franchise tax                                                                       19,110                     17,550
  Data processing                                                                          15,738                     13,615
  Advertising                                                                              13,799                     14,229
  Other                                                                                    37,541                     31,563
                                                                               ------------------          -----------------
              Total non-interest expense                                                  244,431                    225,045
                                                                               ------------------          -----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                  113,773                    162,951

PROVISION FOR INCOME TAXES                                                                 34,571                     53,311
                                                                               ------------------          -----------------
NET INCOME                                                                     $           79,202          $         109,640
                                                                               ==================          =================

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                                 IRONTON, OHIO

                              STATEMENTS OF INCOME

                                                                                            For the Six Months Ended
                                                                               ---------------------------------------------
                                                                                    March 31,                March 31,
                                                                                       1996                       1995
                                                                               ------------------          -----------------
                                                                                 (Unaudited)                 (Unaudited)
INTEREST INCOME:
  Loans receivable  -
   First mortgage loans                                                        $        1,307,150          $       1,164,113
   Consumer and other loans                                                                55,196                     49,630
  Mortgage-backed and related
   securities                                                                             273,682                    270,727
  Investment securities                                                                   181,806                    132,459
  Other interest-earning assets                                                            62,049                     26,702
                                                                               ------------------          -----------------
              Total interest income                                                     1,879,883                  1,643,631
                                                                               ------------------          -----------------
INTEREST EXPENSE:
  Interest-bearing checking                                                                 7,458                      8,037
  Passbook savings                                                                        162,502                    241,839
  Certificates of deposit                                                               1,015,067                    593,271
  Advances from Federal Home
   Loan Bank                                                                                -                         54,146
                                                                               ------------------          -----------------
              Total interest expense                                                    1,185,027                    897,293
                                                                               ------------------          -----------------
              Net interest income                                                         694,856                    746,338

PROVISION FOR LOAN LOSSES                                                                  12,000                      7,000
                                                                               ------------------          -----------------
              Net interest income after
               provision for loan losses                                                  682,856                    739,338
                                                                               ------------------          -----------------
NON-INTEREST INCOME:
  Losses on foreclosed real estate                                                         (1,000)                    -
  Other                                                                                    19,869                     15,153
                                                                               ------------------          -----------------
              Total non-interest income                                                    18,869                     15,153
                                                                               ------------------          -----------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                                               209,277                    190,028
  Occupancy and equipment                                                                  40,337                     42,002
  SAIF deposit insurance premium                                                           51,645                     47,843
  Directors' fees and expenses                                                             35,893                     33,518
  Ohio franchise tax                                                                       36,467                     33,785
  Data processing                                                                          29,496                     25,897
  Advertising                                                                              26,127                     26,843
  Other                                                                                    76,206                     69,928
                                                                               ------------------          -----------------
              Total non-interest expense                                                  505,448                    469,844
                                                                               ------------------          -----------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                                            196,277                    284,647

PROVISION FOR INCOME TAXES                                                                 50,122                     83,833
                                                                               ------------------          -----------------
NET INCOME                                                                     $          146,155          $         200,814
                                                                               ==================          =================

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                                 IRONTON, OHIO

                        STATEMENTS OF RETAINED EARNINGS

                                                                                                   Unrealized
                                                                                                  Holding Loss
                                                                                               On Mortgage-Backed
                                                                                                    Securities             Total
                                                                           Substantially             Available            Retained
                                                                            Restricted                For Sale            Earnings
                                                                            ----------                --------            --------

BALANCES, September 30, 1994                                         $       4,585,470            $    (20,745)        $ 4,564,725

NET INCOME, year ended
  September 30, 1995                                                           352,804                    -                352,804

CHANGE IN UNREALIZED HOLDING
 LOSS ON MORTGAGE-BACKED
 SECURITIES, net of income tax
 benefit of $5,839                                                               -                      11,335              11,335
                                                                     -----------------            ------------          ----------
BALANCES, September 30, 1995                                                 4,938,274                  (9,410)          4,928,864

NET INCOME, six months ended
  March 31, 1996 (unaudited)                                                   146,155                    -                146,155

CHANGE IN UNREALIZED HOLDING
 LOSS ON MORTGAGE-BACKED
 SECURITIES, net of income tax
 benefit of $3,389 (unaudited)                                                   -                       6,581               6,581
                                                                     -----------------            ------------         -----------
BALANCES, March 31, 1996
 (unaudited)                                                         $       5,084,429            $     (2,829)        $ 5,081,600
                                                                     =================            ============         ===========

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                                 IRONTON, OHIO

                            STATEMENTS OF CASH FLOWS


                                                                                      For the Six Months Ended
                                                                               -----------------------------------
                                                                                  March 31,            March 31,
                                                                                    1996                 1995
                                                                               -------------        --------------
                                                                                (Unaudited)            (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                   $     146,155        $      200,814
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Losses on foreclosed real estate                                                   1,000                 -
    Provision for loan losses                                                         12,000                 7,000
    Depreciation                                                                      24,809                24,599
    FHLB stock dividends                                                             (14,400)              (12,400)
    Amortization and accretion, net                                                   20,109                23,363
    Change in -
     Accrued interest receivable                                                     (21,796)               (7,393)
     Other assets                                                                      1,427                13,033
     Deferred Federal income taxes                                                     5,814                 7,219
     Accrued interest payable                                                         (2,890)               (3,548)
     Other liabilities                                                               (23,100)               26,345
                                                                               -------------        --------------
              Net cash provided by operating activities                              149,128               279,032
                                                                               -------------        --------------

INVESTING ACTIVITIES:
  Net increase in loans                                                             (524,314)           (1,956,779)
  Proceeds from maturities of investment securities held to maturity               1,449,000               296,000
  Purchases of investment securities held to maturity                             (3,593,421)             (190,822)
  Principal collected on mortgage-backed securities held to maturity                 672,572               587,352
  Principal collected on mortgage-backed securities available for sale               238,525                30,075
  Purchases of office properties and equipment                                       (30,750)               (2,352)
                                                                               -------------        ---------------
              Net cash used for investing activities                              (1,788,388)           (1,236,526)
                                                                               -------------        ---------------

FINANCING ACTIVITIES:
  Prepaid stock conversion costs                                                    (142,882)                -
  Proceeds from FHLB advances                                                          -                 4,600,000
  Principal paid on FHLB advances                                                      -                (2,600,000)
  Net increase (decrease) in deposits                                              1,633,385              (578,338)
                                                                               -------------        ---------------
              Net cash provided by financing activities                            1,490,503             1,421,662
                                                                               -------------        ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (148,757)              464,168

CASH AND CASH EQUIVALENTS, beginning of period                                     2,528,416               983,017
                                                                               -------------        ---------------

CASH AND CASH EQUIVALENTS, end of period                                       $   2,379,659        $    1,447,185
                                                                               =============        ===============
NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                      $      34,367        $        -
  Unrealized holding loss on investment securities
   available for sale                                                                  4,286                47,522
  Transfer of securities classified as held to maturity
   to available for sale                                                           2,236,147                 -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                           39,250                44,250
  Interest paid                                                                    1,187,917               900,841

                   FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                                 IRONTON, OHIO

                         NOTES TO FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Financial Statement Presentation

               First Federal Financial Bancorp, Inc. (the "Company") was incorporated under Delaware law in February 1996 by First Federal Savings and Loan Association of Ironton (the "Association") in connection with the conversion of the Association from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be known as "First Federal Savings Bank of Ironton" and the issuance of the Association's common stock to the Company and the offer and sale of the Company's common stock by the Company to the members of the public, the Association's Board of Directors, its management, and the First Federal Financial Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") (the "Conversion"). Upon consummation of the Conversion, the Company will become a unitary holding company for the Association. For purposes of this Form 10-QSB, the financial statements of the Company have been omitted because as of March 31, 1996 the Company had not yet issued any stock, had no assets and no liabilities and had not yet conducted any business other than of an organizational nature. Alternatively, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Association, which will become the subsidiary of the Company upon consummation of the Conversion. No pro forma effect has been given to the sale of the Company's common stock in the Conversion.

               The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended September 30, 1995 contained in the Company's Prospectus dated April 25, 1996. The results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

      Business

               The Company's principal business is conducted through the Association which conducts business from its main office located in Ironton, Ohio, and one full-service branch located in Chesapeake, Ohio. The Association's deposits are insured by the Savings Association

Insurance Fund ("SAIF") to the maximum extent permitted by law. The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Association's chartering authority and primary regulator. The Association is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Association is a member of the Federal Home Loan Bank of Cincinnati ("FHLB").

      Common Stock Acquired By The Employee Stock Ownership Plan

               The Company has established an ESOP for employees of the Company and the Association to become effective upon the Conversion. Full-time employees of the Company and the Association who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 10 years. The Company will account for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company will report compensation expense equal to the average market price of the shares during the period.

(2)   EARNINGS PER SHARE

               Earnings per share for the three months and six months ended March 31, 1996 is not applicable, as the Association's conversion from mutual-to-stock form and reorganization into a holding company format was not completed as of March 31, 1996.

(3)   SUBSEQUENT EVENT

               On June 3, 1996, the Company completed the sale of its common stock. 671,783 shares of common stock were sold and issued. Total proceeds of $6,717,830 were reduced by $537,430 for shares to be purchased by the ESOP and by approximately $427,000 for conversion expenses. As a result of the Conversion, the Company contributed approximately $3,145,000 of additional capital to the Association and retained the balance of the proceeds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ASSETS. The Association's assets totaled $53.1 million at March 31, 1996, a $1.8 million, or 3.5% increase over the Association's $51.3 million in assets at September 30, 1995. The increase was primarily attributable to increases in investment securities and loans receivable of $2.1 million and $.5 million, respectively, offset by a $.9 million decrease in mortgage-backed securities (both held to maturity and available for sale).

      CASH AND CASH EQUIVALENTS. These balances consist of cash on hand and interest-bearing accounts and overnight deposit accounts in other financial institutions. The $149,000 decrease, or 5.9% from September 30, 1995 to March 31, 1996 is attributable to normal cash requirements for daily operations.

      INVESTMENT SECURITIES. Investment securities consist primarily of U.S. Treasury and U.S. government agency securities. The Association has also invested in recent years in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution) and, to a lesser extent, in municipal securities. Investment securities increased $2.1 million, or 39.6%, to $7.4 million at March 31, 1996 as compared to $5.3 million at September 30, 1995. During the six month period, purchases totaled $3.6 million while scheduled maturities totaled $1.5 million. Cash generated for the increased volume in investment securities was primarily from increased savings deposits and from principal payments on mortgage-backed securities.

      LOANS RECEIVABLE. Loans receivable increased $478,000, or 1.5%, from $32.6 million at September 30, 1995 to $33.1 million at March 31, 1996. The majority of the increase is attributable to variable rate, mortgage loan originations.

      MORTGAGE-BACKED SECURITIES. The Association invests primarily in adjustable-rate mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased by $920,000, or 9.6%, from $9.5 million at September 30, 1995 to $8.6 million at March 31, 1996. Reductions were due to scheduled principal payments and were used to fund loans and purchase investment securities. There were no new purchases of mortgage-backed securities during the six month period ended March 31, 1996.
On December 31, 1995, the Association elected to redesignate $2.2 million of mortgage-backed securities held to maturity to the mortgage-backed securities available for sale classification, in accordance with Financial Accounting Standards Board guidance.

      OFFICE PROPERTIES AND EQUIPMENT. The Association purchased various equipment during the six months ended March 31, 1996, at a cost of $30,750.

      DEPOSITS. Deposits increased $1.6 million, or 3.5%, from $46.2 million at September 30, 1995 to $47.8 million at March 31, 1996. The increase was due to rising market rates of interest during the period and the Association's offering of competitive deposit products.

      RETAINED EARNINGS. Retained earnings of $4.9 million at September 30, 1995 increased to $5.1 million at March 31, 1996. The increase was due to net income earned during the six month period. The capital to assets ratio was 9.6% at both March 31, 1996 and September 30, 1995.

RESULTS OF OPERATIONS

               Net income decreased $30,000, or 27.5%, to $79,000 for the three months ended March 31, 1996 as compared to $109,000 for the three months ended March 31, 1995. For the comparable six month periods, net income decreased $55,000, or 27.4%, from $201,000 for the 1995 period to $146,000 for the 1996 period. The three month decrease resulted from increases in non-interest expenses of $19,000 and the provision for loan losses of $3,000, and a decrease in net interest income of $29,000, offset by a reduction in the provision for income taxes of $19,000, and an increase in non-interest income of $2,000. The six month decrease in net income resulted from a decrease in net interest income of $51,000, increases in the provision for loan losses of $5,000 and non-interest expenses of $36,000, offset by a decrease in the provision for income taxes of $34,000. Non-interest income increased $3,000.

               Total interest income increased $102,000 and $236,000 for the three and six months ended March 31, 1996, respectively, as compared to the comparable 1995 periods. These increases were largely due to the increase in interest on loans and investment securities, and to a lesser extent, from increases in interest income on other interest-earning assets.

               Total interest expense increased by $131,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. For the six month periods, total interest expense increased $288,000. The increases were largely due to increases in market rates of interest during 1996 as compared to 1995, along with increases in the balance of deposits.

               The provision for loan losses increased $3,000 and $5,000 for the three months and six months ended March 31, 1996, as compared to the prior comparable periods, reflecting management's estimate of loan losses during the periods. The increases are not deemed to be significant.

               The increase in non-interest expense of $19,000 for the quarter ended March 31, 1996, as compared to the 1995 quarter resulted primarily from increases in compensation and benefits expenses of $7,000, SAIF deposit insurance premiums of $3,000, and other miscellaneous expenses of $6,000. For the six month period ended March 31, 1996, non-interest expenses increased by $36,000, consisting of increases in compensation and benefits, SAIF deposit insurance premiums, and other miscellaneous expenses of $19,000, $4,000 and $6,000, respectively.

               Compensation and benefits increased due to normal salary adjustments given to employees. SAIF insurance increased due to increases in insured deposits. The increase in other miscellaneous expenses did not result from any single factor.

      PROVISION FOR INCOME TAXES. During the three months ended March 31, 1996, the provision for income taxes decreased by $19,000 over the prior comparable period, due to lower pre-tax income. The Association's effective tax rate was approximately 30.4% and 32.7% for the three months ended March 31, 1996 and 1995, respectively. During the six months ended March 31, 1996, the provision for income taxes decreased by $34,000 due to lower pre-tax income. The Association's effective tax rate was approximately 25.5% for the six months ended March 31, 1996, and 29.5% for the prior comparable period. The lower tax rates for the 1996 periods were due to greater tax free income.

LIQUIDITY AND CAPITAL RESOURCES

               The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 5% of certain liabilities as defined by the OTS and may be changed to reflect economic conditions.

               The liquidity of the Association, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 14.04% at March 31, 1996, as compared to 10.6% at September 30, 1995. At March 31, 1996, the Association's "liquid" assets totalled approximately $6.5 million, which was $4.2 million in excess of the current OTS minimum requirement.

               The Association's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Association's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments,and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association generates cash through its retail deposits and, occasionally to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati.

               Liquidity management is both a daily and long-term function of business management. The Association maintains a strategy of investing in loans and mortgage-backed securities. The Association uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1996, the total approved loan commitments outstanding amounted to $668,000. Certificates of deposit scheduled to mature in one year or less at March 31, 1996, totaled $24.5 million. The Association believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

               The Company, as a separately incorporated holding company, will have no significant operations other than serving as sole stockholder of First Federal. On an unconsolidated basis, the Company initially shall have no paid employees. The Company's assets will consist of its investment in First Federal, the Company's loan to the ESOP and the net proceeds retained from the Conversion, and its sources of income will consist primarily of earnings from the investment of such funds as well as any dividends from First Federal. The only expenses expected to be incurred initially by the Company will relate to its reporting obligations under federal securities laws and related expenses as a publicly traded company. Upon consummation of the Conversion, in which the Company will retain 50% of the net Conversion proceeds, management believes that the Company will have adequate liquidity available to respond to liquidity demands. Although the Company has made no initial determination with respect to the initiation of a cash dividend policy, any cash dividend policy which may be initiated by the Board of Directors will be based on a percentage of the Company's consolidated earnings. Thus, any future dividend policy should not have a significant impact on its liquidity. In addition, the Company also will have the ability to obtain dividends from the Association.

RECAPITALIZATION OF SAIF AND RELATED LEGISLATIVE PROPOSALS

               The deposits of the Association are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

               In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points for institutions in the lowest risk category. Accordingly, in the absence of further legislative action, SAIF members such as the Association will be competitively disadvantaged as compared to commercial banks by the resulting premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

               The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of the insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 80 to 85 basis points of the SAIF-assessable deposits. It was anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

               The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Association.

               If legislation were to be enacted in the future which would assess a one-time special assessment of 85 basis points, the Association would (based upon the Association's SAIF-insured deposits as of March 31, 1996) pay approximately $268,000, net of related tax benefits. In addition, the enactment of such legislation might have the effect of immediately reducing the Association's capital by such an amount. Nevertheless, management does not believe, based upon the foregoing assumptions, that a one-time assessment of this nature would have a material adverse effect on the Association's financial condition.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                    There are no material legal proceedings to which the Issuer is a part, or to which any of their property is subject.

Item 2.        Changes in Securities

                    Not applicable.

Item 3.        Defaults Upon Senior Securities

                    Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

                    Not applicable.

Item 5.        Other Information

                    Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

                    a)  Exhibits:

                        27    Financial Data Schedule.

                    b)  No Form 8-K reports were filed during the quarter.

SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:     7/15/96                         By:/s/ I. Vincent Rice
       -----------------                     ---------------------------------
                                                 I. Vincent Rice, President



Date:     7/15/96                         By:/s/ Jeffery W. Clark
       ------------------                    ---------------------------------
                                                 Jeffery W. Clark, Comptroller