Form 10QSB
period 1996-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1996-08-13
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  / X /       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended        JUNE 30, 1996
                                            ------------------------------------

                                     OR

  /   /      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from                 to
                                             ---------------    ---------------


              Commission File Number       0-28020
                                     -------------------------------------------


                     FIRST FEDERAL FINANCIAL BANCORP, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                 DELAWARE                                 31-1456058
    ---------------------------------         ----------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)



            415 CENTER STREET, IRONTON, OHIO                 45638
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

Yes      X            No
    -----------          ------------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of August 9, 1996, there were issued and outstanding 671,783 shares of the Registrant's Common Stock. As of September 30, 1995, First Federal Savings and Loan Association of Ironton, the Registrant's wholly-owned subsidiary, had not yet completed its mutual-to-stock conversion and reorganization into a holding company format. The financial information presented herein at September 30, 1995, and for the periods ending June 30, 1995 is for First Federal Savings and Loan Association of Ironton only.

      Transitional Small Business Disclosure Format (check one):

Yes    X     No
    -------     -------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS

                               *****************

Part I.     Financial Information

Item 1.     Financial Statements


            Consolidated Balance Sheets (as of June 30,
            1996 (unaudited) and September 30, 1995)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

            Consolidated Statements of Income (for the three
            months ended June 30, 1996 and 1995 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . . .         4

            Consolidated Statements of Income (for the nine
            months ended June 30, 1996 and 1995 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

            Consolidated Statements of Changes in Stockholders' Equity (for
            the nine months ended June 30, 1996 (unaudited) and
            the year ended September 30, 1995)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

            Consolidated Statements of Cash Flows (for the nine
            months ended June 30, 1996 and 1995 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10-14


Part II.    Other Information
            -----------------

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15


Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                 IRONTON, OHIO

                          CONSOLIDATED BALANCE SHEETS


                                                                            June 30,              September 30,
                                                                              1996                     1995
                                                                       ----------------          -----------------
                                                                           (Unaudited)
                                    ASSETS
                                    ------
CASH AND CASH EQUIVALENTS                                               $     4,312,443            $     2,528,416

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                  9,097,480                  5,290,336

LOANS RECEIVABLE                                                             33,464,127                 32,609,321

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                             5,407,838                  8,567,701

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                           2,665,121                    989,994

FORECLOSED REAL ESTATE                                                           33,367                      -

ACCRUED INTEREST RECEIVABLE                                                     367,381                    304,753

OFFICE PROPERTIES AND EQUIPMENT                                                 960,509                    904,014

OTHER ASSETS                                                                     86,536                    101,801
                                                                        ---------------            ---------------

                                                                        $    56,394,802            $    51,296,336
                                                                        ===============            ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
DEPOSITS                                                                $    45,277,736            $    46,197,820

DEFERRED FEDERAL INCOME TAXES PAYABLE                                            79,175                     69,578

ACCRUED INTEREST PAYABLE                                                          3,232                      6,519

OTHER LIABILITIES                                                                90,993                     93,555
                                                                        ---------------            ---------------


                  Total liabilities                                          45,451,136                 46,367,472
                                                                        ---------------            ---------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                    6,718                     -
  Employee stock ownership plan                                               (527,910)                     -
  Additional paid-in capital                                                  6,281,070                     -
  Retained earnings-substantially restricted                                  5,190,582                  4,938,274
  Unrealized holding loss on mortgage-backed
    securities available for sale, net of taxes                                  (6,794)                    (9,410)
                                                                        ---------------            ---------------

                  Total stockholders' equity                                 10,943,666                  4,928,864
                                                                        ---------------            ---------------

                                                                        $    56,394,802            $    51,296,336
                                                                        ===============            ===============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                 IRONTON, OHIO

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                       For The Three Months Ended
                                                                               ------------------------------------------
                                                                                   June 30,                    June 30,
                                                                                     1996                        1995
                                                                               ---------------            ---------------
INTEREST INCOME:                                                                 (Unaudited)                  (Unaudited)
  Loans receivable-
   First mortgage loans                                                         $      651,862              $     610,475
   Consumer and other loans                                                             26,733                     28,041
  Mortgage-backed and related securities                                               125,698                    142,913
  Investment securities                                                                127,960                     67,585
  Other interest-earning assets                                                         45,299                     23,591
                                                                                --------------              -------------

                  Total interest income                                                977,552                    872,605
                                                                                --------------              -------------

INTEREST EXPENSE:
  Interest-bearing checking                                                              3,898                      3,448
  Passbook savings                                                                      85,653                     89,635
  Certificates of deposit                                                              498,376                    419,422
  Advances from Federal Home
    Loan Bank                                                                           -                          13,367
                                                                                --------------              -------------

                  Total interest expense                                               587,927                    525,872
                                                                                --------------              -------------

                  Net interest income                                                  389,625                    346,733

PROVISION FOR LOAN LOSSES                                                                2,000                      3,000
                                                                                --------------              -------------

                  Net interest income after provision
                   for loan losses                                                     387,625                    343,733
                                                                                --------------              -------------

NON-INTEREST INCOME:
  Losses on foreclosed real estate                                                       -                          -
  Other                                                                                 10,025                      9,371
                                                                                --------------              -------------

                  Total non-interest income                                             10,025                      9,371
                                                                                --------------              -------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                             99,000                     94,189
  Occupancy and equipment                                                               25,202                     20,657
  SAIF deposit insurance premium                                                        26,343                     23,367
  Directors' fees and expenses                                                          10,578                     10,566
  Ohio franchise tax                                                                    19,110                     17,550
  Data processing                                                                       14,976                     13,516
  Advertising                                                                           11,427                     12,701
  Other                                                                                 41,146                     42,110
                                                                                --------------              -------------

                  Total non-interest expense                                           247,782                    234,656
                                                                                --------------              -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                               149,868                    118,448

PROVISION FOR INCOME TAXES                                                              43,715                     36,061
                                                                                --------------              -------------

NET INCOME                                                                      $      106,153              $      82,387
                                                                                ==============              =============

NET INCOME PER SHARE                                                            $          .17              $    N/A
                                                                                ==============              =============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                 IRONTON, OHIO

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                          For the Nine Months Ended
                                                                  -----------------------------------------
                                                                      June 30,                   June 30,
                                                                        1996                       1995
                                                                  --------------              -------------
                                                                    (Unaudited)                 (Unaudited)
INTEREST INCOME:
  Loans receivable  -
   First mortgage loans                                           $    1,959,012              $   1,774,588
   Consumer and other loans                                               81,929                     77,671
  Mortgage-backed and related
   securities                                                            399,380                    413,640
  Investment securities                                                  309,766                    200,044
  Other interest-earning assets                                          107,348                     50,293
                                                                  --------------              -------------

                  Total interest income                                2,857,435                  2,516,236
                                                                  --------------              -------------

INTEREST EXPENSE:
  Interest-bearing checking                                               11,356                     11,485
  Passbook savings                                                       248,155                    331,474
  Certificates of deposit                                              1,513,443                  1,012,693
  Advances from Federal Home
   Loan Bank                                                              -                          67,513
                                                                  --------------              -------------

                  Total interest expense                               1,772,954                  1,423,165
                                                                  --------------              -------------

                  Net interest income                                  1,084,481                  1,093,071

PROVISION FOR LOAN LOSSES                                                 14,000                     10,000
                                                                  --------------              -------------

                  Net interest income after
                    provision for loan losses                          1,070,481                  1,083,071
                                                                  --------------              -------------

NON-INTEREST INCOME:
  Losses on foreclosed real estate                                        (1,000)                      -
  Other                                                                   29,894                     24,524
                                                                  --------------              -------------

                  Total non-interest income                               28,894                     24,524
                                                                  --------------              -------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                              308,277                    284,217
  Occupancy and equipment                                                 65,539                     62,659
  SAIF deposit insurance premium                                          77,988                     71,210
  Directors' fees and expenses                                            46,471                     44,084
  Ohio franchise tax                                                      55,577                     51,335
  Data processing                                                         44,472                     39,413
  Advertising                                                             37,554                     39,544
  Other                                                                  117,352                    112,038
                                                                  --------------              -------------

                  Total non-interest expense                             753,230                    704,500
                                                                  --------------              -------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                           346,145                    403,095

PROVISION FOR INCOME TAXES                                                93,837                    119,894
                                                                  --------------              -------------

NET INCOME                                                        $      252,308              $     283,201
                                                                  ==============              =============

NET INCOME PER SHARE                                              $          .41              $      N/A
                                                                  ==============              =============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                 IRONTON, OHIO

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                             Employee
                                                                               Stock                 Additional
                                                        Common               Ownership                Paid-in
                                                         Stock                 Plan                   Capital
                                                         -----                ------                  -------
BALANCES,
 September 30, 1994                                   $   -             $        -              $         -

NET INCOME, year ended
  September 30, 1995                                      -                      -                        -

CHANGE IN UNREALIZED HOLDING
 LOSS ON MORTGAGE-BACKED
 SECURITIES AVAILABLE FOR SALE,
  net of income tax
  benefit of $5,839                                       -                      -                        -
                                                      ---------         --------------          ---------------

BALANCES,
 September 30, 1995                                       -                      -                        -

NET INCOME, nine months ended
  June 30, 1996 (unaudited)                               -                      -                        -

COMMON STOCK ISSUED,
  $.01 par value (unaudited)                              6,718               (537,430)               6,281,070

ESOP SHARES RELEASED,
  952 shares (unaudited)                                  -                      9,520                    -

CHANGE IN UNREALIZED HOLDING
 LOSS ON MORTGAGE-BACKED
 SECURITIES AVAILABLE FOR SALE,
  net of income tax benefit of $1,347
  (unaudited)                                             -                      -                        -
                                                      ---------          -------------          ---------------

                                                      $   6,718          $    (527,910)         $     6,281,070
                                                      =========          =============          ===============


                                                                               Unrealized
                                                                              Holding Loss
                                                            Retained       On Mortgage-Backed
                                                            Earnings-          Securities            Total
                                                          Substantially         Available        Stockholders'
                                                           Restricted           For Sale            Equity
                                                           ----------           --------            ------
BALANCES,
 September 30, 1994                                     $    4,585,470     $     (20,745)      $     4,564,725

NET INCOME, year ended
  September 30, 1995                                           352,804             -                   352,804

CHANGE IN UNREALIZED HOLDING
 LOSS ON MORTGAGE-BACKED
 SECURITIES AVAILABLE FOR SALE,
  net of income tax
  benefit of $5,839                                              -                11,335                11,335
                                                        --------------        ----------       ---------------

BALANCES,
 September 30, 1995                                          4,938,274            (9,410)            4,928,864

NET INCOME, nine months ended
  June 30, 1996 (unaudited)                                    252,308             -                   252,308

COMMON STOCK ISSUED,
  $.01 par value (unaudited)                                     -                 -                 5,750,358

ESOP SHARES RELEASED,
  952 shares (unaudited)                                         -                 -                    9,520

CHANGE IN UNREALIZED HOLDING
 LOSS ON MORTGAGE-BACKED
 SECURITIES AVAILABLE FOR SALE,
  net of income tax benefit of $1,347
  (unaudited)                                                    -                 2,616                2,616
                                                        --------------        ----------       --------------

                                                        $    5,190,582        $   (6,794)      $   10,943,666
                                                        ==============        ==========       ==============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                 IRONTON, OHIO

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   For the Nine Months Ended
                                                                                            -------------------------------------
                                                                                                 June 30,             June 30,
                                                                                                  1996                  1995
                                                                                            -------------        ----------------
                                                                                              (Unaudited)          (Unaudited)
 OPERATING ACTIVITIES:
    Net income                                                                              $     252,308        $       283,201
    Adjustments to reconcile net income to net cash
     provided by operating activities -
    Losses on foreclosed real estate                                                                1,000                  -
    Provision for loan losses                                                                      14,000                 10,000
    Depreciation                                                                                   37,903                 37,446
    FHLB stock dividends                                                                          (21,700)               (18,900)
    Amortization and accretion, net                                                                24,251                 32,575
    ESOP compensation                                                                               9,520                   -
    Change in -
     Accrued interest receivable                                                                  (62,628)               (13,078)
     Other assets                                                                                  14,969                 12,675
     Deferred Federal income taxes                                                                  8,249                 10,107
     Accrued interest payable                                                                      (3,287)                (2,946)
     Other liabilities                                                                             (2,562)                (6,424)
                                                                                            -------------        ---------------
                             Net cash provided by operating activities                            272,023                344,656
                                                                                            -------------        ---------------

INVESTING ACTIVITIES:
  Net increase in loans                                                                          (902,874)            (2,966,551)
  Proceeds from maturities of investment securities held to maturity                            1,447,000                691,000
  Purchases of investment securities held to maturity                                          (5,229,382)              (586,824)
  Principal collected on mortgage-backed securities held to maturity                              903,849                793,865
  Principal collected on mortgage-backed securities available for sale                            557,535                 35,908
  Purchases of office properties and equipment                                                    (94,398)               (77,844)
                                                                                            -------------        ---------------

                             Net cash used for investing activities                            (3,318,270)            (2,110,446)
                                                                                            -------------        ---------------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                            (920,084)             2,493,334
  Proceeds from FHLB advances                                                                       -                  5,600,000
  Payments on FHLB advances                                                                         -                 (5,600,000)
  Proceeds from issuance of common stock                                                        5,750,358               -
                                                                                            -------------        ---------------

                             Net cash provided by financing activities                          4,830,274              2,493,334
                                                                                            -------------        ---------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                                          1,784,027                727,544

CASH AND CASH EQUIVALENTS, beginning of period                                                  2,528,416                983,017
                                                                                            -------------        ---------------

CASH AND CASH EQUIVALENTS, end of period                                                    $   4,312,443        $     1,710,561
                                                                                            =============        ===============

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                                   $      34,367        $         -
  Unrealized holding loss on mortgage-backed
   securities available for sale                                                                   10,294                 29,558
  Transfer of securities classified as held to maturity
   to available for sale                                                                        2,236,147                  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                                        71,885                 63,661
  Interest paid                                                                                 1,776,241              1,426,111

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                 IRONTON, OHIO

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Financial Statement Presentation

              First Federal Financial Bancorp, Inc. (the "Company") was incorporated under Delaware law in February 1996 by First Federal Savings and Loan Association of Ironton (the "Association") in connection with the conversion of the Association from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be known as "First Federal Savings Bank of Ironton" (the "Bank") and the issuance of the Bank's common stock to the Company and the offer and sale of the Company's common stock by the Company to the members of the public, the Association's Board of Directors, its management, and the First Federal Financial Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") (the "Conversion"). For purposes of this Form 10-QSB, the financial statements at September 30, 1995, and for the three and nine months ended June 30, 1995, are for the Association only, because as of September 30, 1995, the Company had not yet been formed or issued any stock. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein is for the Company as of June 30, 1996, and for the three and nine months then ended, as compared to the Association at September 30, 1995, and for the three and nine months ended June 30, 1995. No pro forma effect has been given to the sale of the Company's common stock in the Conversion.

              The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended September 30, 1995 contained in the Company's Prospectus dated April 25, 1996. The results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

      Business

              The Company's principal business is conducted through the Bank which conducts business from its main office located in Ironton, Ohio, and one full-service branch located in Chesapeake, Ohio. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Cincinnati ("FHLB").

      Principles of Consolidation

              The consolidated financial statements at June 30, 1996, and for the three and nine month periods then ended, include the accounts of the Company and the Bank. The financial statements at September 30, 1995, and for the three and nine month periods ended June 30, 1995, include only the accounts of the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

(2)   CONVERSION TRANSACTION

              On June 3, 1996, (i) the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank to be named "First Federal Savings Bank of Ironton", and (ii) the Company acquired all of the common stock of the Bank in the Conversion. As part of the Conversion, the Company issued 671,783 shares of its Common Stock. Total proceeds of $6,717,830 were reduced by $537,430 for shares to be purchased by the ESOP and by approximately $427,000 for conversion expenses.
As a result of the Conversion, the Company contributed approximately $3,145,000 of additional capital to the Bank and retained the balance of the proceeds.

(3)   COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN


              The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion,. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize
the principal and interest on the loan over a period of 12 years.   The Company
accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period.
ESOP compensation expense recorded during the three and nine month periods ended June 30, 1996 was $9,520 for each period.

(4)   NET INCOME PER SHARE

              Net income per share for the three and nine month periods ended June 30, 1996, was calculated by dividing the consolidated net income by the weighted average number of shares outstanding (618,040). Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FINANCIAL CONDITION

              ASSETS.   Total assets increased $5.1 million, or 9.9%, from
$51.3 million for the Association at September 30, 1995 to $56.4 million for the Company at June 30, 1996. The increase consisted primarily of increases in investment securities held to maturity of $3.8 million, cash and cash equivalents of $1.8 million, and loans receivable of $.9 million, offset by a decline in mortgage-backed securities (held to maturity and available for sale) of $1.5 million.

              CASH AND CASH EQUIVALENTS. The $1.8 million increase in cash and cash equivalents, or 72.0%, resulted from Conversion proceeds temporarily invested in overnight deposit funds. $2.6 million of conversion proceeds were still on deposit with the Bank at June 30, 1996, and are eliminated in consolidation. Such funds were subsequently invested in investment securities.

              INVESTMENT SECURITIES. Investment securities increased $3.8 million, or 71.7%, from $5.3 million at September 30, 1995, to $9.1 million at June 30, 1996. The Bank primarily invests in U.S. Treasury and U.S. government agency securities. To a lesser extent, the Bank invests in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). Cash generated for the increase in the investment portfolio was primarily from principal payments received on mortgage-backed securities.

              LOANS RECEIVABLE. Loans receivable increased a modest 2.8%, from $32.6 million at September 30, 1995, to $33.5 million at June 30, 1996. The majority of the increase is attributed to variable rate mortgage loan originations.

              MORTGAGE-BACKED SECURITIES. The Bank invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage backed securities decreased by $1.5 million, or 15.6%, from $9.6 million at September 30, 1995 to $8.1 million at June 30, 1996, due to scheduled principal payments. There were no new purchases of mortgage-backed securities during the nine months ended June 30, 1996. On December 31, 1995, the Bank elected to redesignate $2.2 million in mortgage-backed securities held to maturity to the mortgage-backed securities available for sale classification in accordance with Financial Accounting Standards Board guidance.

              OFFICE PROPERTIES AND EQUIPMENT. The Bank purchased land for future drive-through facilities expansion during the nine months ended June 30, 1996 at a cost of $66,265. The remainder of the increase is attributable to equipment purchases.

              DEPOSITS. Deposits decreased by $.9 million, or 2.0%, from $46.2 million at September 30, 1995, to $45.3 million at June 30, 1996. Of the $.9 million net decrease, $.8 million related to withdrawals by customers to purchase stock in connection with the Conversion. The Bank continues to offer competitive interest rates on deposits, but due to adequate liquidity levels, has found it unnecessary at this time to actively solicit new deposit accounts.

              STOCKHOLDERS' EQUITY. Stockholders' equity totaled $10.9 million at June 30, 1996 for the Company, as compared to $4.9 million in retained earnings for the Association (in its mutual form) at September 30, 1995. The increase of $6.0 million, or 122%, resulted from net Conversion proceeds of $5.7 million, and the addition of net income for the period.

              RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

              Net income increased $23,766, or 28.8%, from $82,387 for the quarter ended June 30, 1995, to $106,153 for the quarter ended June 30, 1996. The increase resulted from a $42,892, or 12.4%, increase in net interest income, and a $1,000 decrease in the provision for loan losses, which was offset by increases in non-interest expense and the provision for income taxes of $13,126 and $7,654, respectively.

              Total interest income increased $104,947, or 12.0%, from $872,605 for the three months ended June 30, 1995, to $977,552 for the comparable 1996 period. The increase was largely due to increases in interest on investment securities and loans receivable of $60,375 and $40,079, respectively, and to a lesser extent interest on other interest-earning assets of $21,708, offset by a reduction in interest income on mortgage-backed securities of $17,215. The increases were primarily due to increased levels of interest-earning assets during the period. Interest income on mortgage-backed securities decreased due to lower volumes during the 1996 period as compared to 1995.

              Total interest expense increased by $62,055, or 11.8%, from $525,872 for the three months ended June 30, 1995, to $587,927 for the three months ended June 30, 1996. The increase resulted primarily from increases in market rates of interest, offset by a small decline in the volume of deposits. Advances from the Federal Home Loan Bank in the amount of $2,000,000 were paid off during the three months ended June 30, 1995.

              The provision for loan losses decreased $1,000 for the 1996 three month period as compared to 1995. Management has determined that the allowance for loan losses is adequate for all periods presented and such decrease is not indicative of any change in the composition or quality of the loan portfolio.

              Non-interest expense increased $13,126, or 5.6%, from $234,656 for the three months ended June 30, 1995, to $247,782 for the comparable 1996 quarter. The increase consisted primarily of increases in compensation and benefits of $4,811, occupancy and equipment expenses of $4,545, and SAIF deposit insurance premiums of $2,976. Other increases and decreases were relatively insignificant between periods.

              The increase in compensation and benefits was due to $9,520 in ESOP expense recorded in the 1996 period, with no comparable expense for 1995, offset by a reduction in expenses associated with the Bank's defined benefit pension plan. The Bank is in the process of terminating the defined benefit pension plan since the ESOP has been adopted. The increase in occupancy and equipment is attributable to increased maintenance costs on equipment and increased depreciation charges. Savings Association Insurance Fund ("SAIF") deposit insurance premiums increased due to increased levels of insured deposits during the measurement period for insurance.

              The provision for taxes increased due to increased net income. The effective tax rates were 29.2% and 30.4%, for the three months ended June 30, 1996 and 1995, respectively.

              RESULTS OF OPERATIONS-NINE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 1995.

              Net income decreased $30,893, or 10.9%, from $283,201 for the nine months ended June 30, 1995, to $252,308 for the comparable 1996 period. The decrease resulted from a slight decrease for the period in net interest income of $8,590, and increases in the provision for loan losses and non-interest expense of $4,000 and $48,730, respectively, offset by an increase in non-interest income of $4,370 and a reduction in the provision for income taxes of $26,057.

              Total interest income increased $341,199, or 13.6%, from $2,516,236 for the nine months ended June 30,1995, to $2,857,435 for the comparable 1996 period. The increase was largely due to increases in interest on investment securities and loans receivable of $109,722 and $188,682, respectively, and to a lesser extent interest on other interest-earning assets of $57,055, offset by a reduction in interest income on mortgage backed securities of $14,260. The increases were primarily due to increased levels of interest-earning assets during the period. Interest income on mortgage-backed securities decreased due to lower volumes during the 1996 period as compared to 1995.

              Total interest expense increased by $349,789, or 24.6%, from $1,423,165 for the nine months ended June 30, 1995, to $1,772,954 for the nine months ended June 30, 1996. The increase resulted primarily from increases in market rates of interest, offset by a small decline in the volume of deposits. Advances from the Federal Home Loan Bank in the amount of $5,600,000 were paid off during the nine months ended June 30, 1995.

              The provision for loan losses increased $4,000 for the 1996 nine month period as compared to 1995. Management has determined that the allowance for loan losses is adequate for all periods presented and such increase is not deemed to be significant.

              The $4,370 increase in non-interest income is attributable to increased service charges on demand accounts and increased mortgage life insurance premiums, partially offset by losses on foreclosed real estate.

              Non-interest expense increased $48,730, or 6.9%, from $704,500 for the nine months ended June 30, 1995, to $753,230 for the comparable 1996 nine month period. The increase consisted primarily of increases in compensation and benefits of $24,060 and SAIF deposit insurance premiums of $6,778. Other increase and decreases were relatively insignificant between periods.

              The increase in compensation and benefits was due to $9,520 in ESOP expense recorded in the 1996 period, with no comparable expense for 1995, and annual salary increases given to employees. SAIF deposit insurance premiums increased due to increased insured deposits during the measurement period for insurance.

              The provision for taxes decreased due to decreased net income. The effective tax rates were 27.1% and 29.7%, for the nine months ended June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

              The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 5% of certain liabilities as defined by the OTS and may be changed to reflect economic conditions.

              The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-back securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 21.7% at June 30, 1996, as compared to 10.6% at September 30, 1995. At June 30, 1996, the Bank's "liquid" assets totalled approximately $10.7 million, which was $8.2 million in excess of the current OTS minimum requirement.

              The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by generally interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, occasionally to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati.

              Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $462,000. Certificates of deposit scheduled to mature in one year or less at June 30, 1996, totaled $20.8 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

              At June 30, 1996, the Bank had regulatory capital which was well
in excess of applicable limits   At June 30, 1996, the Bank was required to
maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets At June 30, 1996, the Bank's tangible capital was $8.3 million or 14.7% of adjusted total assets, core capital was $8.3 million or 14.7% of adjusted total assets and risk-based capital was $8.6 million or 36.5% of adjusted risk-weighted assets, exceeding the requirements by $7.5 million, $6.6 million and $6.7 million, respectively.

              The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Bank. On an unconsolidated basis, the Company has no paid employees. The Company's assets consists of its investment in the Bank, the Company's loan to the ESOP and the net proceeds retained from the Conversion, and its sources of income will consist primarily of earnings from the investment of such funds as well as any dividends from the Bank. The only significant expenses expected to be incurred by the Company will relate to its reporting obligations under federal securities laws and related expenses as a publicly traded company. The Company retained 50% of the net Conversion proceeds, and management believes that the Company will have adequate liquidity available to respond to liquidity demands. Although the Company has made no determination with respect to the initiation of a cash dividend policy, any cash dividend policy which may be initiated by the Board of Directors will be based on a percentage of the Company's consolidated earnings. Thus, any future dividend policy should not have a significant impact on its liquidity. In addition, the Company also will have the ability to obtain dividends from the Bank.

RECAPITALIZATION OF SAIF AND RELATED LEGISLATIVE PROPOSALS

              The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

              In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points for institutions in the lowest risk category. Accordingly, in the absence of further legislative action, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

              The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of the insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 80 to 85 basis points of the SAIF-assessable deposits. It was anticipated that after recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The proposed legislation also provided for the merger of the BIF and SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

              The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or if adopted, the amount of the assessment, if any, that would be imposed on the Bank.

              If legislation were to be enacted in the future which would assess a one-time special assessment of 85 basis points, the Bank would (based upon the Bank's SAIF-insured deposits as of June 30, 1996) pay approximately $254,000 net of related tax benefits. In addition, the enactment of such legislation might have the effect of immediately reducing the Bank's capital by such an amount. Nevertheless, management does not believe, based upon the foregoing assumptions, that a one-time assessment of this nature would have a material adverse effect on the Bank's financial condition.

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




Date:         August 9, 1996            By:/s/  I. Vincent Rice
          -------------------------        -------------------------------------
                                                I. Vincent Rice, President


Date:         August 9, 1996            By:/s/  Jeffery W. Clark
          -------------------------        -------------------------------------
                                                Jeffery W. Clark, Comptroller