Form 10KSB40
period 1996-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1996-12-26
CIK 1009194

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

  X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1996

                                          OR

 ---  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                            Commission File No.:  0-28020

                        FIRST FEDERAL FINANCIAL BANCORP, INC.
-------------------------------------------------------------------------------
                    (Name of Small Business Issuer in its charter)

            Delaware                                        31-1456058
---------------------------------                  ----------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)


      415 Center Street
        Ironton, Ohio                                           45638
---------------------------------                  ----------------------------
    (Address of Principal                                     (Zip Code)
      Executive Offices)


           Issuer's telephone number, including area code:  (614) 532-6845

            Securities registered under Section 12(b) of the Exchange Act:
                                    NOT APPLICABLE

            Securities registered under Section 12(g) of the Exchange Act:
                       COMMON STOCK (PAR VALUE $0.01 PER SHARE)
-------------------------------------------------------------------------------
                                   (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Check if disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      ----

Issuer's revenues for its most recent fiscal year:  $3.9 million

As of December 20, 1996, the aggregate value of the 557,682 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 114,101 shares held by all directors and executive officers of the Registrant as a group, was approximately $6.6 million. This figure is based on the last known trade price of $11.75 per share of the Registrant's Common Stock on December 20, 1996.

Number of shares of Common Stock outstanding as of December 20, 1996:  671,783
Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                         DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated into Parts II and IV.
(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

    First Federal Financial Bancorp, Inc. (the "Company") is a Delaware corporation and sole stockholder of First Federal Savings Bank of Ironton (the "Savings Bank") which converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank in June 1996. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to an employee stock ownership plan, and the balance of the net conversion proceeds retained by the Company. The business of the Company initially consists of the business of the Savings Bank. At September 30, 1996, the Company had $56.6 million in total consolidated assets, $45.7 million in total consolidated liabilities and $10.9 million in total consolidated stockholders' equity.

    The Savings Bank began conducting business in 1935. The Savings Bank conducts business from its main office in Ironton, Ohio and one branch office located in Chesapeake, Ohio. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.

    The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers. The Savings Bank has concentrated its lending activities on originating real estate loans secured by single-family residential properties in the local markets it serves. See "-Competition." At September 30, 1996, the total gross loan portfolio amounted to $36.3 million, or 64.1%, of total consolidated assets, of which $32.7 million, or 90.0%, were single-family residential mortgage loans, $.2 million, or .6%, were multi-family residential loans, $1.7 million, or 4.9%, were commercial real estate loans and $1.7 million, or 4.5%, were comprised of other loans, including home improvement loans, automobile loans and loans secured by savings accounts.

    The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed and related securities (hereinafter "mortgage-backed securities"), municipal and corporate debt securities and other short-term investments. At September 30, 1996, investment securities (both "held to maturity" as well as "available for sale") were $11.5 million, or 20.3% of total consolidated assets, and mortgage-backed securities (both "held to maturity" as well as "available for sale") were $7.8 million, or 13.7% of total consolidated assets. The Savings Bank derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Savings Bank's primary expenses are interest expense on deposits and noninterest expenses. Funds are provided primarily by deposits, amortization and prepayments of outstanding loans and mortgage-backed securities and other sources.

    Operating characteristics of the Company and the Savings Bank in recent years include the following:

    - PROFITABILITY. For the year ended September 30, 1996, the Company had net income of $217,000, as compared to the Savings Bank's net income of $353,000 and $374,000 for the years ended September 30, 1995 and 1994, respectively. The Company's net income was negatively impacted by a one-time assessment of $177,780, net of related tax benefits, to recapitalize the SAIF, as described under "- Regulation
       - Insurance of Accounts." Without such special assessment net income would have been $394,000. The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income amounted to $1.5 million, $1.4 million and $1.4 million for the years ended September 30, 1996, 1995 and 1994, respectively. The interest rate spreads were 2.36%, 2.62% and 2.79% for the years ended September 30, 1996, 1995 and 1994, respectively. Return on assets has been relatively stable during the periods presented, amounting to .41% (.75% without the SAIF assessment), 0.73% and 0.79% for the years ended September 30, 1996, 1995 and 1994, respectively.

    - NONINTEREST EXPENSE. The Company's profitability has been enhanced by management's emphasis on operating efficiency. The Company's ratio of noninterest expense to average total consolidated assets amounted to 2.5% for the year ended September 30, 1996 and averaged 2.1% for the three years ended September 30, 1996. Non-interest income historically has not been a source of profitability.

    - ASSET QUALITY. Management of the Company believes that good asset quality is the key to long-term financial strength and, as a result, the Company's investments are intended to maintain asset quality and control credit risk. In accordance with this approach, the Company has predominantly emphasized single-family residential real estate loans, which comprised 90.0% of total loans receivable at September 30, 1996. As of such date, total non-performing assets constituted $142,000, or .3% of total consolidated assets.

    - STRONG CAPITAL POSITION. At September 30, 1996, the Company had total stockholders' equity of $10.9 million. The Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.3%, 15.3% and 35.5%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

     The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission

("SEC"). The Savings Bank is subject to examination and comprehensive regulation by the OTS, which is the Savings Bank's chartering authority and primary regulator. The Savings Bank is also regulated by the FDIC, the administrator of the SAIF. The Savings Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

LENDING ACTIVITIES

    GENERAL. The Savings Bank's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Lawrence County, Ohio. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Savings Bank does not originate either FHA-insured or VA-guaranteed real estate loans. The Savings Bank's single-family residential loans constituted 90.0% of the total loan portfolio at September 30, 1996. To a significantly lesser extent, the Savings Bank's loan portfolio also includes loans secured by multi-family residential properties and commercial real estate, loans secured by savings deposits, automobile loans, home improvement loans and miscellaneous other loans.

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated.

                                                        SEPTEMBER 30,
                                    ------------------------------------------------------
                                         1996               1995                1994
                                    --------------     --------------      ---------------
                                    AMOUNT       %     AMOUNT       %      AMOUNT        %
                                    ------      --     ------      --      ------       --
                                                   (DOLLARS IN THOUSANDS)

Real estate loans:
  Single-family residential        $32,673     90.0%   $30,536     89.7%   $26,461     89.5%
  Multi-family residential             230        .6       251        .7       668       2.3
  Commercial real estate             1,734       4.9     1,748       5.2     1,252       4.1
                                   -------     -----   -------     -----   -------     -----
     Total real estate loans        34,637      95.5    32,535      95.6    28,381      95.9
                                   -------     -----   -------     -----   -------     -----

Non-real estate loans:
  Loans secured by savings
    accounts                           703       1.9       567       1.7       502       1.7
  Home improvement                      86        .2        74       0.2        96       0.3
  Automobile                           463       1.3       387       1.1       216       0.7
  Other(1)                             397       1.1       486       1.4       386       1.4
                                   -------     -----   -------     -----   -------     -----
      Total other loans              1,649       4.5     1,514       4.4     1,200       4.1
                                   -------     -----   -------     -----   -------     -----
      Total loans                   36,286     100.0%   34,049     100.0%   29,581     100.0%
                                   -------     -----   -------     -----   -------     -----
                                               -----               -----               -----
Less:
  Unearned interest                   (118)               (117)                (79)
  Loans in process                    (909)             (1,016)               (453)
  Deferred loan fees                   (21)                (29)                (36)
  Allowance for loan losses           (283)               (278)               (266)
                                   -------             -------             -------
       Net loans                   $34,955             $32,609             $28,747
                                   -------             -------             -------
                                   -------             -------             -------

______________________

(1) Comprised primarily of unsecured consumer loans.

    CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Savings Bank's total loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.




                                                                                                         Due 15 years
                                      Due 1-3 years   Due 3-5 years   Due 5-10 years   Due 10-15 years     and more
                          Due 1          after            after           after            after            9/30/96
                       year or less     9/30/96          9/30/96         9/30/96          9/30/96            after        Total
                       ------------   -------------   -------------   --------------   ---------------   ------------    -------
                                                                      (In Thousands)

Single-family
  residential              $1,572         $2,836          $2,913          $6,933            $9,740            $8,679     $32,673
Multi-family
  residential                  --             --              --             230                --                --         230
Commercial real
  estate                        2              4              26             192               719               791       1,734
Non-real estate               895            435             222              97                --                --       1,649
                           ------         ------          ------          ------           -------            ------     -------
   Total                   $2,469         $3,275          $3,161          $7,452           $10,459            $9,470     $36,286
                           ------         ------          ------          ------           -------            ------     -------
                           ------         ------          ------          ------           -------            ------     -------


    The following shows for the total loans due after one year from September 30, 1996 the type and amount which have fixed interest rates and those which have adjustable interest rates.

                                        Fixed       Floating or
                                        Rates     Adjustable-Rates     Total
                                      --------    ----------------    --------
                                                   (In Thousands)

Real estate loans:
  Single-family residential            $5,514          $25,587        $31,101
  Multi-family residential                 --              230            230
  Commercial real estate                  130            1,602          1,732
                                       ------          -------        -------
    Total real estate loans             5,644           27,419         33,063
                                       ------          -------        -------
Non-real estate loans:
  Loan secured by savings
    accounts                               --               --             --
  Home improvement                         69               --             69
  Automobile                              376               --            376
  Other(1)                                309               --            309
                                       ------          -------        -------
    Total other loans                     754               --            754
                                       ------          -------        -------
        Total loans                    $6,398          $27,419        $33,817
                                       ------          -------        -------
                                       ------          -------        -------

----------------
(1) Comprised primarily of unsecured consumer loans.

    Scheduled contractual amortization of loans does not reflect the expected term of the Savings Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments. The Savings Bank also has the right under its mortgage loan documentation to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. However, depending on whether it is profitable for the Savings Bank to do so, the Savings Bank will also permit loan assumptions subject to the acceptability of the assignee from a full credit underwriting standpoint. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

    LOAN ACTIVITY. The following table shows total loans originated and repaid during the periods indicated. There were no loans purchased or sold during the periods.


                                     Year Ended September 30,
                                    --------------------------
                                     1996      1995      1994
                                    ------    ------    ------
                                         (In Thousands)
Loan originations:
  Single-family residential         $8,481   $ 9,802    $8,557
  Multi-family residential              70       --        --
  Commercial real estate               324       165       566
  Non-real estate                      991       979       852
                                    ------   -------    ------
    Total loans originated           9,866    10,946     9,975
  Loan principal reductions         (6,257)   (5,677)   (5,993)
                                    ------   -------    ------
    Net increase (decrease)
     before other items              3,609     5,269     3,982
Decrease due to other
  items, net                        (1,263)   (1,407)   (1,862)
                                    ------   -------    ------
Net increase in loan portfolio      $2,346    $3,862    $2,120
                                    ------   -------    ------
                                    ------   -------    ------


    The lending activities of the Savings Bank are subject to underwriting standards and loan origination procedures established by the Savings Bank's Board of Directors. After a loan application is taken, the Savings Bank begins the process of obtaining credit reports, appraisals (with respect to a mortgage loan) and other documentation involved with the loan. With respect to loans on property, the Savings Bank generally requires that a property appraisal be obtained in connection with all new mortgage loans, which are performed by independent appraisers designated by the Board of Directors.
The Savings Bank also requires that hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain. The Savings Bank receives a title opinion from an attorney in connection with closing a mortgage loan.

    Residential mortgage loan applications are primarily developed from referrals, existing customers and walk-in customers and advertising. Commercial real estate loan applications are primarily attributable to walk-in customers and referrals. Consumer loan applications are primarily obtained through existing and walk-in customers and advertising.

    Applications for residential mortgage loans are required to be approved by either the Loan Committee of the Board of Directors, which is comprised of at least three directors (for loans of $50,000 or less) or a majority of the Board of Directors (for loans with greater principal balances). The Savings Bank's President has authority to approve consumer loans in amounts of up to $25,000 (on a secured basis) and $10,000 (on an unsecured basis) provided that the Savings Bank's underwriting requirements are otherwise satisfied.

    Most of the Savings Bank's single-family residential mortgage loans are originated for up to 80% of the lesser of the purchase price or appraised value (although the Savings Bank will originate such loans for up to a lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property) for terms of up to 20 years and 30 years for fixed-rate and adjustable-rate loans, respectively. The Savings Bank will originate multi-family residential loans up to 70% of the value of the security property for terms of up to 15 years and commercial real estate loans for up to 60% of the appraised value for terms of up to 15 years. Share loans are originated in an amount up to 95% of the savings account balance at 2% over the rate paid on the account. Automobile loans are for up to five years for new cars and shorter terms for loans on used cars.

    Under applicable federal regulations, the permissible amount of loans to one borrower may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1996, the Savings Bank's five largest loans or groups of loans to one borrower, including related entities, ranged from an aggregate of $255,000 to $404,000 and the Savings Bank's loans-to-one-borrower limit was $1.3 million at such date. All of such loans were performing as of September 30, 1996.

    SINGLE-FAMILY RESIDENTIAL LOANS. The Savings Bank's single-family residential mortgage loans consist almost exclusively of conventional loans. The Savings Bank originates solely for portfolio retention and has never sold any loans originated. The single-family residential mortgage loans offered by the Savings Bank currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans have maturities of up to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At September 30, 1996, $6.3 million, or 19.2%, of the Savings Bank's single-family residential mortgage loans were fixed-rate loans.

    The adjustable-rate loans currently offered by the Savings Bank have maturities which range up to 30 years, with interest rates which adjust every year in accordance with a Federal Home Loan Bank index of national contract averages of single-family loans closed in the prior month, plus a margin.
The margin established by the Savings Bank may be more or less than the Federal Housing Finance Board index rate. The Savings Bank's adjustable-rate residential loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date and 5% over the life of the loan. The Savings Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be fully amortized by the end of the loan term and, thus, do not permit so-called negative amortization. With the decline in market rates of interest over the past few years, the Savings Bank's customers have shown a preference for adjustable-rate loans. Originations of adjustable-rate residential loans constituted 85.3%, 90.1% and 96.2% of total origination of single-family residential loans during the years ended September 30, 1996, 1995 and 1994, respectively. At September 30, 1996, $26.4 million or 80.8% of the Savings Bank's single-family residential mortgage loans were adjustable-rate loans.

    Adjustable-rate loans decrease the risks to the Savings Bank of holding long-term mortgages, but involve other risks. In a rising interest rate environment, as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Savings Bank believes that these risks, which have not had a material adverse effect on the Savings Bank to date because of the generally declining interest rate environment in recent years, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

    The Savings Bank currently will lend up to the lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property. Most loans are made for up to 80% of the lesser of the purchase price or appraised value. Beginning in May 1994, however, the Savings Bank initiated a "First Time Homebuyer's Program," which has been popular with customers, pursuant to which it will lend up to the lesser of 90% of the purchase price or the appraised value of the property and offer an interest rate which is .25% below its quoted rate. A prospective borrower must otherwise meet the Savings Bank's underwriting standards. The Savings Bank requires either private mortgage insurance or sufficient funds on deposit in a savings account with the Savings Bank on any loans which are originated with a loan-to-value ratio of greater than 80%. The Savings Bank's "First Time Homebuyer's Program" contributed 5.3%, 22.8% and 22.0% of total residential originations during fiscal 1994 (in which the program had just been operational for a few months), 1995 and 1996.

    The Savings Bank began offering home equity loans secured by the underlying equity in the borrower's home to those borrowers with whom it has a first mortgage loan in April 1996. Such home equity loans are amortizing loans with a maximum term of 20 years. The Savings Bank's home equity loans require combined loan-to-value ratios of 80% or less.

    MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. At September 30, 1996, the Savings Bank's multi-family residential loan portfolio was comprised of two apartment buildings which contain between 13 and 20 units. The Savings Bank will originate loans up to 70% of the value of the security property for terms of up to 15 years. At September 30, 1996, the Savings Bank had $.2 million, or .6% of the total loan portfolio, invested in multi-family residential loans.

    At September 30, 1996, the Savings Bank's commercial real estate portfolio was comprised of 30 properties, with principal balances of up to $169,000. The properties which secure such loans are local facilities and include a warehouse, churches and a multi-purpose building. The Savings Bank will originate loans for up to 60% of the appraised value for terms of up to 15 years. At September 30, 1996, the Savings Bank's commercial real estate loan portfolio amounted to $1.7 million or 4.9% of the total loan portfolio.

    The Savings Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser to substantiate property values for every commercial real estate and multi-family loan transaction.

    Multi-family and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, or other commercial space. The Savings Bank attempts to minimize its risk exposure by limiting such lending to proven owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

    NON-REAL ESTATE LOANS. At September 30, 1996, the Savings Bank had $703,000, or 1.9% of the total loan portfolio, invested in loans secured by savings accounts. The Savings Bank will originate such loans in an amount up to 95% of the account balance at 2% over the rate paid on the account. In addition, as of such date, the Savings Bank had $463,000, or 1.3% of the total loan portfolio, invested in new and used automobile loans, which are fixed-rate loans with terms ranging up to five years in the case of loans on new cars and shorter terms for loans on used cars; $86,000, or .2% of the total loan portfolio, invested in home improvement loans and $397,000, or 1.1% of the total loan portfolio, invested in other miscellaneous loans, primarily small, short-term unsecured loans to customers.

ASSET QUALITY

    GENERAL. When a borrower fails to make a required payment on a loan, the Savings Bank attempts to cure the deficiency by contacting the borrower and seeking payment. A notice is sent 15 days after a payment is due and, if payment has not been received within approximately 10 days, the borrower is contacted by phone. In most cases, deficiencies are cured promptly. If a delinquency continues, additional efforts are made to collect the loan.
While the Savings Bank generally prefers to work with borrowers to resolve such problems, when a real estate loan becomes 90 days delinquent, the Savings Bank institutes foreclosure proceedings or takes such other action as may be necessary to minimize any potential loss. The Savings Bank believes that the attention paid by its collection department to late payments is a major reason for the low level of non-performing assets over the last several years.

    Real estate loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a real estate loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Savings Bank does not accrue interest on real estate loans past due 90 days or more.

    The Savings Bank generally follows the same rigorous collection procedure described above for its consumer loans. The Savings Bank charges off all consumer loans after the fifth payment due is missed.

    Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Pursuant to a statement of position (SOP 92-3) issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

     NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Savings Bank's non-performing assets at the dates indicated. The Savings Bank had no troubled debt restructurings during the periods presented.

                                                  September 30,
                                      ----------------------------------------
                                        1996          1995              1994
                                      ------         ------            ------

                                               (Dollars in Thousands)
Non-accruing loans:
  Single-family residential           $ 109          $   46            $ --
                                       ----             ---             ---
    Total non-accruing loans            109              46              --
                                       ----             ---             ---

Accruing loans greater than
  90 days delinquent                     --              --              --
                                       ----             ---             ---
    Total non-performing loans(1)       109              46              --
                                       ----             ---             ---

Real estate owned(1)                     33              --              --
                                        ---             ---             ---
    Total non-performing assets       $ 142            $ 46            $ --
                                      -----            ----            ----
                                      -----            ----            ----

    Total non-performing
      loans as a percentage of
      total loans                      0.31%           0.14%            --%
                                      -----            ----            ----
                                      -----            ----            ----

    Total non-performing
      assets as a percentage of
      total assets                      0.25%           0.09%           --%
                                       -----            ----           ----
                                       -----            ----           ----

                                                 (FOOTNOTES ON FOLLOWING PAGE)

-----------------------------

(1) The increase in total non-performing loans is attributable to five loans on non-accrual status at September 30, 1996 (the largest of which was $41,600) as compared to two loans at September 30, 1995, net of the transfer of one single-family residential loan to real estate owned during the 1996 fiscal year. Management does not expect any material losses to be sustained as a result of these non-accrual loans.

    For the years ended September 30, 1996 and 1995, gross interest income which would have been recorded had the loans accounted for on a non-accrual basis been current in accordance with their original terms amount to $3,584 and $1,885, respectively. For the years ended September 30, 1996 and 1995, $3,895 and $2,614 were included in interest income for these same loans prior to the time they were placed on non-accrual status.

    ALLOWANCE FOR LOAN LOSSES. The Savings Bank's policy is to establish reserves for estimated losses on loans when it determines that a significant and probable decline in value occurs. The allowance for losses on loans is maintained at a level believed adequate by management to absorb estimated losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The Savings Bank's allowance for loan losses has historically been predicated on its low loss experience.

    The following table sets forth an analysis of the Savings Bank's allowance for loan losses during the periods indicated.

                                                     Year Ended
                                                    September 30,
                                      ----------------------------------------
                                        1996          1995              1994
                                      ------         ------            ------
                                               (Dollars in Thousands)

Balance at beginning of period        $278           $265              $262
                                      ----           ----              ----
Charge-offs:
  Single-family residential             (2)           --                (46)
  Consumer and other                    (8)            (1)              (11)

Recoveries:
  Consumer and other                     1              1                10
                                       ----           ----              ----

  Net charge-offs                       (9)            --               (47)
                                       ----           ----              ----

  Provision for loan losses             14             13                50
                                       ----           ----              ----

Balance at end of period               $283           $278              $265
                                       ----           ----              ----
                                       ----           ----              ----

Allowance for loan losses
  as a percent of total
  loans outstanding                    0.81%          0.85%             0.91%
                                       ----           ----              ----
                                       ----           ----              ----

Ratio of net charge-offs
  to average loans outstanding         0.03%          0.00%             0.17%
                                       ----           ----              ----
                                       ----           ----              ----


    The following table sets forth information concerning the allocation of the Savings Bank's allowance for loan losses by loan category at the dates indicated.


                                                                     September 30,
                                      -------------------------------------------------------------------------
                                               1996                      1995                       1994
                                      ----------------------    ---------------------     ---------------------
                                                 Percent of               Percent of               Percent of
                                                  Loans to                 Loans to                 Loans to
                                       Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                       ------    -----------    ------    -----------    ------    -----------
                                                                (Dollars in Thousands)

Single-family residential              $235         90.4%       $225         87.4%       $219      89.5%
Multi-family residential                  7           .6           8          3.0           6       2.3
Commercial real estate                   14          4.8          13          5.2          10       4.1
Other loans                              27          4.2          32          4.4          30       4.1
                                       ----        -----        ----        -----        ----     -----
     Total                             $283        100.0%       $278        100.0%       $265     100.0%
                                       ----        -----        ----        -----        ----     -----
                                       ----        -----        ----        -----        ----     -----

MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES

    GENERAL. Federally-chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and Federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally-chartered savings institutions are otherwise authorized to make directly.

    The Savings Bank's President has authority to implement the Savings Bank's Board-approved investment policy. The President may make investments of up to $500,000 without prior approval of the Board; however, the President generally seeks Board approval on all investments over $250,000. All of such investments are required to be reported to the Board for ratification at the next scheduled meeting. Pursuant to the Savings Bank's investment policy, all securities are to be purchased with the primary objective of safety of principal and liquidity and, secondarily, with consideration given to the yield to be earned. The Savings Bank is authorized to invest in U.S. Government and agency issues, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"), municipal bonds issued by state or local authorities (which generally must be rated in one of the top categories by one of the nationally recognized rating services) and certificates of deposit in insured institutions up to a maximum of $99,000 per institution.

    MORTGAGE-BACKED SECURITIES. The Savings Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Savings Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

    The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Savings Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. At September 30, 1996, the Savings Bank had an aggregate of $7.6 million, or 98.4% of total mortgage-backed securities (held to maturity and available for sale), invested in GNMA, FNMA and FHLMC certificates and, as of such date, the Savings Bank had $124,000, or 1.6% of total mortgage-backed securities, invested in two collateralized mortgage obligations ("CMOs").

    In contrast to pass-through mortgage-backed securities, in which cash flow is receive pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The Savings Bank's CMO's were issued by the GNMA and FNMA and are performing in accordance with their terms. The Savings Bank last purchased a CMO in 1993 and has no plans to purchase further CMOs. As of September 30, 1996, the Savings Bank did not own any mortgage-related securities designated as "high-risk mortgage securities" under OTS pronouncements.

    Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

    Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At September 30, 1996, none of the Savings Bank's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "- Regulation - The Savings Bank - Capital Requirements."

    The Savings Bank's mortgage-backed securities are classified as either held to maturity or available for sale based upon the Savings Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. The mortgage-backed securities of the Savings Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-backed securities available for sale are carried at the lower of cost or current market value. See Notes 1, 5 and 6 of the Notes to Consolidated Financial Statements.

    The following table sets forth the composition of the Savings Bank's mortgage-backed securities held to maturity at the dates indicated.

                                           September 30,
                                    ----------------------------
                                     1996       1995       1994
                                    ------     ------     ------
                                       (Dollars in Thousands)

GNMA certificates                   $   43     $  656     $  707
FNMA certificates                    1,762      3,185      3,512
FHLMC certificates                   3,142      4,401      5,060
Collateralized mortgage
  obligations                          124        163        201
                                    ------     ------     ------
    Total mortgage-backed
      securities held to maturity    5,071      8,405      9,480

Unamortized premiums                   137        194        239
Unearned discounts                     (18)       (31)       (39)
                                    ------     ------     ------
  Net mortgage-backed securities
    held to maturity                $5,190     $8,568     $9,680
                                    ------     ------     ------
                                    ------     ------     ------
Weighted average interest rate        6.47%      6.52%      5.48%
                                    ------     ------     ------
                                    ------     ------     ------

    The following table sets forth the composition of the Savings Bank's mortgage-backed securities available for sale at the dates indicated.


                                              September 30,
                                       --------------------------
                                       1996       1995       1994
                                      ------     ------     ------
                                          (Dollars in Thousands)

GNMA certificates                     $  955     $  465     $  482
FNMA certificates                        945        397        418
FHLMC certificates                       657        131        150
                                      ------     ------     ------
    Total mortgage-backed
      securities available for sale    2,557        993      1,050

Unamortized premiums                      31         15         17
Unearned discounts                        (8)        (4)        (4)
Unrealized holding (loss) on
  mortgage-backed securities
  available for sale                     (4)        (14)       (31)
                                      ------     ------     ------
    Net mortgage-backed securities
      available for sale              $2,576     $  990     $1,032
                                      ------     ------     ------
                                      ------     ------     ------
Weighted average interest rate          6.60%      6.09%      5.31%
                                      ------     ------     ------
                                      ------     ------     ------

    The following table sets forth the activity in the Savings Bank's aggregate mortgage-backed securities portfolio (held to maturity and available for sale) during the periods indicated.

                                     At or For the Year Ended
                                          September 30,
                                      1996    1995      1994
                                   -------   -------   -------
                                         (In Thousands)

Mortgage-backed securities at
  beginning of period               $9,558   $10,712   $12,263
Purchases                               --       --      1,838
Repayments                         (1,769)   (1,133)   (3,303)
Sales                                   --       --        --
Accretion and amortization, net       (33)      (38)      (55)
Net change in unrealized holding
  gain (losses) on available for
  sale securities                       10        17      (31)
                                   -------   -------   -------
Mortgage-backed securities at
  end of period                     $7,766   $ 9,558   $10,712
                                   -------   -------   -------
                                   -------   -------   -------

    At September 30, 1996, the weighted average contractual maturity of the Savings Bank's aggregate mortgage-backed securities (held to maturity and available for sale) was approximately 22.6 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Savings Bank may be subject to reinvestment risk because to the extent that the Savings Bank's mortgage-related securities amortize or prepay faster than anticipated, the Savings Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

    INVESTMENT SECURITIES. The following table sets forth certain information relating to the Savings Bank's investment securities held to maturity at the dates indicated.


                                            September 30,
                                      1996     1995      1994
                                    ------    ------    ------
                                          (In Thousands)

U.S. Treasury securities            $  250    $  250    $  251
U.S. Government agency
  securities                         5,078     1,843     1,470
Municipal bonds                      1,447     1,008     1,011
Certificates of deposit              1,771     1,780     1,680
FHLB stock                             438       409       383
                                    ------    ------    ------
     Total                          $8,984   $ 5,290   $ 4,795
                                    ------    ------    ------
                                    ------    ------    ------

    The following table sets forth certain information relating to the Company's investment securities available for sale at the dates indicated.

                                             September 30,
                                      --------------------------
                                       1996       1995      1994
                                      ------     -----     -----
                                             (In Thousands)

U.S. Government agency securities     $2,391     $  --     $  --
Obligations of states and
 political subdivisions                  140        --        --
                                      ------     -----     -----
     Total investment securities
      available for sale               2,531        --        --
Unrealized holding gain on
 investment securities available
 for sale                                  1        --        --
                                      ------     -----     -----
Net investment securities
 available for sale                   $2,532     $  --     $  --
                                      ------     -----     -----
                                      ------     -----     -----

         The following table sets forth certain information regarding the maturities of the Savings Bank's investment securities at September 30, 1996.

                                                                        Contractually Maturing
                                  --------------------------------------------------------------------------------------------
                                               Weighted                 Weighted                 Weighted             Weighted
                                   Under 1     Average                  Average                  Average    Over 10   Average
                                    Year        Yield     1-5 Years      Yield     6-10 Years     Yield      Years     Yield
                                  --------     --------   ---------     --------   ----------    --------   -------   --------
                                                                        (Dollars in Thousands)

U.S. Treasury securities            $  --          --%     $  250         6.38%      $   --          --%     $  --        --%
U.S. Government
  agency securities                   250        4.15       5,021         6.51        1,496        7.38        703      7.10
Municipal bonds                        --          --         537         5.80        1,050        5.22         --        --
Certificates of deposit             1,188        6.00         583         5.58           --          --         --        --
FHLB stock                             --          --          --           --           --          --        438      7.00
                                  --------     --------   ---------     --------   ----------    --------   -------   --------
      Total                        $1,438        5.70%     $6,391         6.36%      $2,546        6.49%    $1,141      7.00%
                                  --------     --------   ---------     --------   ----------    --------   -------   --------
                                  --------     --------   ---------     --------   ----------    --------   -------   --------


    The Company's investment securities are classified as either held to maturity or available for sale at the time of purchase, in accordance with Generally Accepted Accounting Principles.

SOURCES OF FUNDS

    GENERAL. The Savings Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through its branch offices. The Savings Bank also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, from maturing investment securities and, occasionally, from advances from the FHLB of Cincinnati. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Savings Bank may use borrowings to supplement its deposits as a source of funds.

    DEPOSITS. The Savings Bank's current deposit products primarily include passbook accounts and certificates of deposit ranging in terms from six months to 37 months, and to a lesser extent, demand accounts. The Savings Bank's deposit products also include Individual Retirement Account ("IRA") certificates.

    The Savings Bank's deposits are obtained from residents in its primary market area. The Savings Bank attracts local deposit accounts by offering competitive interest rates. The Savings Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media and radio advertising.

    The following table sets forth the dollar amount and average interest rates of deposits in the various types of deposit programs offered by the Savings Bank at the dates indicated.

                                                              September 30,
                                   --------------------------------------------------------------------
                                            1996                  1995                   1994
                                   --------------------   --------------------   ----------------------
                                    Amount   Percentage    Amount   Percentage    Amount     Percentage
                                   -------   ----------   -------   ----------   --------    ----------
                                                       (Dollars in Thousands)

Certificate accounts:
  2.00 - 4.00%                     $ 1,662       3.7%     $ 2,452       5.3%      $ 7,928        18.9%
  4.01 - 6.00%                      21,321      47.6        8,698      18.8        13,459        32.1
  6.01 - 8.00%                      10,965      24.5       22,945      49.7         2,433         5.8
                                   -------   ----------   -------   ----------   --------    ----------

Total certificate accounts          33,948      75.8       34,095      73.8        23,820        56.8
                                   -------   ----------   -------   ----------   --------    ----------

Transaction accounts:
  Passbook accounts                  9,863      22.0       11,191      24.2        17,359        41.4
  Christmas Club                        96        .2           94       0.2            79         0.2
  Demand accounts                      902       2.0          818       1.8           704         1.6
                                   -------   ----------   -------   ----------   --------    ----------
Total transaction accounts          10,861      24.2       12,103      26.2        18,142        43.2
                                   -------   ----------   -------   ----------   --------    ----------

Total deposits                     $44,809     100.0%     $46,198     100.0%      $41,962        100.0%
                                   -------   ----------   -------   ----------   --------    ----------
                                   -------   ----------   -------   ----------   --------    ----------

    The following table sets forth the savings activities of the Savings Bank during the periods indicated.

                                           Year Ended
                                          September 30,
                                   ---------------------------
                                    1996      1995      1994
                                   -------   -------   -------
                                          (In Thousands)

Deposits                           $39,002   $35,225   $18,414
Withdrawals                         42,057    32,457    20,831
                                   -------   -------   -------
  Net increase (decrease)
    before interest credited        (3,055)    2,768    (2,417)
Interest credited                    1,666     1,468     1,287
                                   -------   -------   -------
  Net increase (decrease) in
    deposits                       $(1,389)   $4,236   $(1,130)
                                   -------   -------   -------
                                   -------   -------   -------

    The following table shows the contractual interest rate and maturity information for the Savings Bank's certificates of deposit at September 30, 1996.

                                           Maturity Date
                      -------------------------------------------------------
                      One Year      Over        Over         Over
                      or Less    1-2 Years    2-3 Years    3 Years     Total
                      --------   ---------    ---------    -------    -------
                                           (In Thousands)

2.00 -  4.00%         $ 1,627     $   35       $   --        $ --     $ 1,662
4.01 -  6.00%          15,777      3,211        2,235          98      21,321
6.01 -  8.00%           4,279      5,880          806          --      10,965
                      --------   ---------    ---------    -------    -------
   Total              $21,683     $9,126       $3,041        $ 98     $33,948
                      --------   ---------    ---------    -------    -------
                      --------   ---------    ---------    -------    -------


    The following table sets forth the maturities of the Savings Bank's certificates of deposit having principal amounts of $100,000 or more at September 30, 1996. The Savings Bank does not use brokered deposits and the substantial majority of all funds are from within the local market area.


         Certificates of deposit maturing
               in quarter ending:
       ------------------------------------      --------------
                                                 (In Thousands)

            December 31, 1996                        $  458
            March 31, 1997                              571
            June 30, 1997                               620
            September 30, 1997                          689
            After September 30, 1997                  1,246
                                                      ------
       Total certificates of deposit with
         balances of $100,000 or more                $3,584
                                                      ------
                                                      ------

    BORROWINGS. The Savings Bank may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 1996, the Savings Bank had $500,000 in outstanding advances from the FHLB of Cincinnati.

    The following table sets forth the maximum month-end balance and average balance of the Savings Bank's FHLB advances during the periods indicated.

                                         Year Ended
                                        September 30,
                            -------------------------------------
                            1996            1995             1994
                            ----            ----             ----
                                   (Dollars in Thousands)

Maximum balance             $500           $5,600            $ --
Average balance               27            1,105              --
Year end balance             500              --               --
Weighted average
  interest rate:
    At end of year          5.45%             -- %             --%
    During the year         5.45             6.15              --

SUBSIDIARIES

    The Savings Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Savings Bank has no subsidiaries.

COMPETITION

    The Savings Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located within 15 miles of Ironton, which covers Lawrence County, Ohio, Boyd and Greenup Counties, Kentucky and Cabell County, West Virginia, including many large financial institutions which have greater financial and marketing resources available to them.

    The Savings Bank's primary market area is Lawrence County, Ohio.
Lawrence County has three banks with nine offices and four thrift institutions with eight offices which all compete for deposits and loans. Lawrence County has a very competitive financial institution market dominated in total deposits by banks. The Savings Bank is much smaller in size than many of its competitors in terms of assets and is less diversified.

    In addition, during times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Savings Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

    The Savings Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. The Savings Bank competes for loans principally through the interest rates and, currently, by not charging loan fees, and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

REGULATION

    SET FORTH BELOW IS A BRIEF DESCRIPTION OF THOSE LAWS AND REGULATIONS WHICH, TOGETHER WITH THE DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, ARE DEEMED MATERIAL TO AN INVESTOR'S UNDERSTANDING OF THE EXTENT TO WHICH THE COMPANY AND THE SAVINGS BANK ARE REGULATED. THE DESCRIPTION OF THE LAWS AND REGULATIONS HEREUNDER, AS WELL AS DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO APPLICABLE LAWS AND REGULATIONS.

    THE COMPANY. The Company, as a savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA"), has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

    ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-- The Savings Bank -- Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-- The Savings Bank -- Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board ("FRB") as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

    LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

    In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, the Savings Bank was in compliance with the above restrictions.

    RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

    Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

    THE SAVINGS BANK. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Savings Bank by the OTS was as of February 26, 1996. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

    The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

    INSURANCE OF ACCOUNTS. The deposits of the Savings Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Savings Bank's deposit insurance.

    The FDIC is authorized to establish separate assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund to restore the fund's ratio of reserves to insured deposits to its statutorily set target level within a reasonable time, and may decrease such assessment rates if such target level has been met. Until the SAIF fund meets its target level, savings associations may not transfer to the BIF fund. Furthermore, any such transfers, when permitted, would be subject to exit and entrance fees. Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA") as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Savings Bank for the first semi-annual period in calendar 1996 was .23%.

    The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

    On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

    Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Savings Bank's one-time special assessment amounted to $177,780 net of related tax benefits. The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by such an amount. Nevertheless, management does not believe that this one-time special assessment will have a material adverse effect on the Company's consolidated financial condition or cause non-compliance with the Savings Bank's regulatory capital requirements.

    On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay about 1.3 basis points. The

Savings Bank's insurance premiums, which have amounted to 23 basis points will be reduced to 6.4 basis points. Based upon the $44.8 million of assessable deposits at September 30, 1996, the Savings Bank would expect to pay $18,600 less in insurance premiums per quarter during 1997, or $.03 per share.

    REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Savings Bank's regulatory capital.

    In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

    In August 1995, the OTS and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the OTS must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the OTS and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the OTS will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The OTS intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

    Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

    LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon
economic conditions and savings flows of all savings institutions.   At the
present time, the required minimum liquid asset ratio is 5%. At September 30, 1996, the Savings Bank's liquidity ratio was 15.0%.

    CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

    Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or
(ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval.

    In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At September 30, 1996, the Savings Bank was a Tier 1 institution for purposes of this regulation.

    In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." Because the Savings Bank is a subsidiary of a holding company, the proposal would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution. The Savings Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

    LOANS TO ONE BORROWER. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Savings Bank, see "-- Lending Activities -- Loan Activity."

    COMMUNITY REINVESTMENT. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings.
The Savings Bank received a "satisfactory" rating as a result of its most recent evaluation.

    NATIONWIDE BANKING. The Savings Bank may face additional competition from commercial banks headquartered outside of the State of Ohio as a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which becomes fully effective on June 1, 1997, and which will allow banks and bank holding companies headquartered outside of Ohio to enter the Savings Bank's market through acquisition, merger or DE NOVO branching. For further information about the Savings Bank's competition, see "-- Competition."

    BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

    QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). A savings association that does not comply with the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

    The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans, and loans for personal, family and household purposes to be included without limitation as qualified investments. At September 30, 1996, approximately 75.4% of the Savings Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Savings Bank under the QTI Test in effect at that time.

    ACCOUNTING REQUIREMENTS. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and
(iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

    The accounting principles for depository institutions are currently undergoing review to determine whether the historical cost model or market-based measure of valuation is the appropriate measure for reporting the assets of such institutions in their financial statements. Such proposal is controversial because any change in applicable accounting principles which requires depository institutions to carry mortgage-backed securities and mortgage loans at fair market value could result in substantial losses to such institutions and increased volatility in their liquidity and operations.
 Currently, it cannot be predicted whether there may be any changes in the accounting principles for depository institutions in this regard beyond those imposed by SFAS No. 115 or when any such changes might become effective.

    FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1996, the Savings Bank had $500,000 in FHLB advances.

    As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 1996, the Savings Bank had $438,000 in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

    FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1996, the Savings Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

FEDERAL TAXATION

    GENERAL. The Company and Savings Bank are subject to the generally applicable corporate tax provisions of the Code, and Savings Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Savings Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Savings Bank.

    BAD DEBT RESERVES. Savings institutions, such as the Savings Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

    Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Savings Bank's "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

    Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income.
As of September 30, 1996, 95.7% of the assets of the Savings Bank were "qualifying assets" as defined in the Code, and the Savings Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

    Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Savings Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

    Pursuant to certain legislation which was recently enacted and which will be effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Savings Bank, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions would be permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation will require the Savings Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation will require a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Savings Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Savings Bank's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Savings Bank's financial condition and results of operations.

    At September 30, 1996, the federal income tax reserves of the Savings Bank included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Savings Bank in connection with the conversion of the Savings Bank to stock form, the retained earnings of the Savings Bank are substantially restricted.

    DISTRIBUTIONS. If the Savings Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

    MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include
(a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

    NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1996, the Savings Bank had no NOL carryforwards for federal income tax purposes.

    CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

    OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Savings Bank.

    The Savings Bank's federal income tax returns for the tax years ended December 31, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

    The Company is subject to a Delaware franchise tax based on the Company's authorized capital stock or on its assumed par and no-par capital, whichever yields a lower result. Under the authorized capital method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $150,000 per year. Under the assumed par-value capital method, Delaware taxes each $1,000,000 of assumed par-capital at the rate of $200.

    The Company will be subject to an Ohio franchise tax only to the extent it is determined to be doing business in Ohio. The Company, a Delaware corporation, does not expect to transact business in Ohio. To the extent that the Ohio franchise tax is determined to apply to the Company, the tax is computed based on the greater of a Company's tax liability as determined under separate net worth and net income computations. The Company would exclude its investment in the Savings Bank in determining its tax liability under the net worth computation. The tax liability under the net worth computation will be computed at 0.596% of the Company's net taxable value. The tax liability under the net income method would be computed at a graduated rate not exceeding 9.12% of the Company's Ohio taxable income.

    The Savings Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1996 return, which is based on net worth as of December 31, 1996.

    The Savings Bank's state franchise tax returns for the tax years ended December 31, 1993 forward are open under the statute of limitations and are subject to review by state taxing authorities.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company's principal executive office is located at 415 Center Street, Ironton, Ohio 45638. The following table sets forth certain information with respect to the offices and other properties of the Savings Bank at September 30, 1996.

                                       Net Book Value
Description/Address    Leased/Owned      of Property      Deposits
-------------------    ------------    --------------     --------
                                               (In Thousands)

Main Office                Owned            $693           $33,763

Branch Office              Owned             107            11,046

Held for future use        Owned             147              --

ITEM 3.  LEGAL PROCEEDINGS.

    There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required herein is incorporated by reference from pages 38 and 39 of the Company's 1996 Annual Report to Stockholders ("Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required herein is incorporated by reference from pages three to 13 of the Company's 1996 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS.

    The information required herein is incorporated by reference from pages two, and 14 to 36 of the Company's 1996 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information required herein is incorporated by reference from pages two to six, and nine of the Company's Proxy Statement dated December 17, 1996 ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION.

    The information required herein is incorporated by reference from pages nine to 14 of the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required herein is incorporated by reference from pages seven and eight of the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required herein is incorporated by reference from page 14 of the Company's Proxy Statement.

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    (a)  Document filed as part of this Report.

         (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1996 Annual Report.

    Independent Auditor's Report.

    Consolidated Balance Sheets as of September 30, 1996 and 1995.

    Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994.

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

    Notes to Consolidated Financial Statements.

         (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

         (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

No.    Description
---    -----------------------------------------------------------------------

3.1    Certificate of Incorporation of First Federal Financial Bancorp, Inc.(1)

3.2    Bylaws of First Federal Financial Bancorp, Inc.(1)

4      Stock Certificate of First Federal Financial Bancorp, Inc.(1)

10.1 Employment Agreement among First Federal Financial Bancorp, Inc., First Federal Savings Bank of Ironton and I. Vincent Rice
       (representative of a similar agreement entered into with Jeffery W. Clark)*

10.2   Stock Option Plan*

10.3   Recognition and Retention Plan and Trust*

13 1996 Annual Report to Stockholders specified portion (p. two to 36) of the Registrant's Annual Report to Stockholders for the year ended September 30, 1996.

21 Subsidiaries of the Registrant -- Reference is made to Item 1. "Business" for the Required information

27     Financial Data Schedule

--------------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 26, 1996, as amended.

*   Management contract or compensatory plan or arrangement.

         (3)(b)  Reports filed on Form 8-K.
    None.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST FEDERAL FINANCIAL BANCORP, INC.


                                        By:  /s/I. Vincent Rice
                                             -----------------------------
                                             I. Vincent Rice
                                             President


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/I. Vincent Rice
---------------------------------------                 December 26, 1996
I. Vincent Rice
President (Principal Executive Officer)



/s/Jeffery W. Clark
---------------------------------------                 December 26, 1996
Jeffery W. Clark
Comptroller (Principal Financial and
Accounting Officer)



/s/Thomas D. Phillips
---------------------------------------                 December 26, 1996
Thomas D. Phillips
Chairman



/s/James E. Waldo
---------------------------------------                 December 26, 1996
James E. Waldo
Vice Chairman

/s/Edith M. Daniels
---------------------------------------                 December 26, 1996
Edith M. Daniels
Corporate Secretary and Director



/s/Edward R. Rambacher
---------------------------------------                 December 26, 1996
Edward R. Rambacher
Director



/s/Steven C. Milleson
---------------------------------------                 December 26, 1996
Steven C. Milleson
Director



/s/William P. Payne
---------------------------------------                 December 26, 1996
William P. Payne
Director