Form 10QSB
period 1996-12-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1997-02-10
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB
            (Mark One)
            [  X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended         December 31, 1996
                                                 -------------------------------

                                       OR

            [    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from                to
                                                  -------------     ------------

                    Commission File Number   0-28020
                                           ------------------------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


       DELAWARE                                       31-1456058
---------------------------------                  -----------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


   415 CENTER STREET, IRONTON, OHIO                                   45638
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                               (614) 532-6845
          ---------------------------------------------------------
              (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No
    -----------          -----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of February 7, 1997, there were issued and outstanding 671,783 shares of the Registrant's Common Stock. As of December 31, 1995, First Federal Savings and Loan Association of Ironton, the Registrant's wholly-owned subsidiary, had not yet completed its mutual-to-stock conversion and reorganization into a holding company format. The financial information presented herein at September 30, 1995, and for the period ending December 31, 1995 is for First Federal Savings and Loan Association of Ironton only.

Transitional Small Business Disclosure Format (check one):

Yes                    No      X
    -------------         -------------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS

                               *****************

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets (as of December 31,
            1996 (unaudited) and September 30, 1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

            Consolidated Statements of Income (for the three
            months ended December 31, 1996 (unaudited)
            and 1995 (unaudited)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4

            Consolidated Statements of Changes in Stockholders' Equity (for
            the three months ended December 31, 1996 (unaudited) and
            the year ended September 30, 1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

            Consolidated Statements of Cash Flows (for the three
            months ended December 31, 1996 (unaudited)
            and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10-13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .        14
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,            September 30,
                                                             1996                      1996
                                                       -----------------          --------------
                                                           (Unaudited)
                             ASSETS
CASH AND CASH EQUIVALENTS                             $       2,058,387         $       801,243

INVESTMENT SECURITIES HELD
 TO MATURITY                                                  8,495,007               8,983,577

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                     1,542,306               2,531,995

LOANS RECEIVABLE                                             36,746,786              34,955,329

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                             4,936,836               5,190,066

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                           2,524,964               2,575,973

FORECLOSED REAL ESTATE                                           11,603                  33,367

ACCRUED INTEREST RECEIVABLE                                     402,251                 382,997

OFFICE PROPERTIES AND EQUIPMENT                               1,110,290               1,037,768

OTHER ASSETS                                                    101,040                 144,237
                                                      -----------------         ---------------

                                                      $      57,929,470         $    56,636,552
                                                      =================         ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                              $      45,892,804         $    44,809,072

ADVANCES FROM FEDERAL HOME LOAN BANK                          1,000,000                 500,000

OTHER BORROWED FUNDS                                             66,000                  -

DEFERRED FEDERAL INCOME TAXES PAYABLE                            93,738                  84,015

ACCRUED INTEREST PAYABLE                                          4,807                   5,224

ACCRUED SAIF SPECIAL ASSESSMENT                                  -                      269,363

OTHER LIABILITIES                                               130,407                  85,360
                                                      -----------------         ---------------

                 Total liabilities                           47,187,756              45,753,034
                                                      -----------------         ---------------

STOCKHOLDERS' EQUITY:
  Common stock                                                    6,718                   6,718
  Employee benefit plans                                       (702,089)               (513,080)
  Additional paid-in capital                                  6,282,422               6,280,193
  Retained earnings-substantially restricted                  5,140,806               5,111,660
  Unrealized holding gain (loss) on investment
    securities available for sale, net of taxes                  13,857                  (1,973)
                                                      -----------------         ---------------

                 Total stockholders' equity                  10,741,714              10,883,518
                                                      -----------------         ---------------

                                                      $      57,929,470         $    56,636,552
                                                      =================         ===============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                          For The Three Months Ended
                                                                                       ------------------------------------
                                                                                         December 31,       December 31,
                                                                                            1996                 1995
                                                                                        --------------      ---------------
INTEREST INCOME:                                                                         (Unaudited)        (Unaudited)
  Loans receivable-
    First mortgage loans                                                               $       681,135      $      651,825
    Consumer and other loans                                                                    34,065              28,854
  Mortgage-backed and related securities                                                       115,378             138,647
  Investment securities                                                                        189,239              81,993
  Other interest-earning assets                                                                 12,856              34,417
                                                                                       ---------------      --------------

           Total interest income                                                             1,032,673             935,736
                                                                                       ---------------      --------------

INTEREST EXPENSE:
  Interest-bearing checking                                                                      3,460               4,041
  Passbook savings                                                                              73,493              82,043
  Certificates of deposit                                                                      503,516             508,603
  Advances from Federal Home
    Loan Bank                                                                                    7,699               -
                                                                                       ---------------      --------------

           Total interest expense                                                              588,168             594,687
                                                                                       ---------------      --------------

           Net interest income                                                                 444,505             341,049

PROVISION FOR LOAN LOSSES                                                                         -                  6,000
                                                                                       ---------------      --------------

           Net interest income after provision
            for loan losses                                                                    444,505             335,049
                                                                                       ---------------      --------------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                                7,633               -
  Other                                                                                          4,273               8,474
                                                                                       ---------------      --------------

           Total non-interest income                                                            11,906               8,474
                                                                                       ---------------      --------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                                    144,783             112,994
  Occupancy and equipment                                                                       22,649              18,731
  SAIF deposit insurance premium                                                                21,362              25,327
  Directors' fees and expenses                                                                  16,261              21,857
  Ohio franchise tax                                                                            19,110              17,357
  Data processing                                                                               14,884              13,758
  Advertising                                                                                   14,395              12,328
  Professional services                                                                         61,496               7,775
  Other                                                                                         30,640              30,890
                                                                                       ---------------      --------------

           Total non-interest expense                                                          345,580             261,017
                                                                                       ---------------      --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                       110,831              82,506

PROVISION FOR INCOME TAXES                                                                      38,423              15,552
                                                                                       ---------------      --------------

NET INCOME                                                                             $        72,408      $       66,954
                                                                                       ===============      ==============

NET INCOME PER SHARE                                                                   $           .12      $     N/A
                                                                                       ===============      ==============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Unrealized
                                                                                                    Holding Gain
                                                                                                     (Loss) On
                                                                                         Retained    Investment
                                                       Employee     Additional          Earnings-    Securities         Total
                                      Common           Benefit        Paid-in         Substantially  Available      Stockholders'
                                      Stock             Plans         Capital           Restricted    For Sale          Equity
                                      -----             -----         -------           ----------    --------          ------
BALANCES, September 30, 1995         $    -        $      -          $      -         $   4,938,274   $   (9,410)   $    4,928,864

CHANGE IN UNREALIZED HOLDING LOSS,
  net of deferred taxes of $3,831         -               -                 -                              7,437             7,437

NET INCOME, 1996                          -               -                 -               216,648        -               216,648

COMMON STOCK ISSUED, $.01 par value      6,718         (537,600)         6,279,293           -             -             5,748,411

ESOP SHARES RELEASED, 2,452
  shares; $10.37 average fair
  market value                            -              24,520                900           -             -                25,420

DIVIDENDS PAID ($.07 per share)           -               -                 -               (43,262)       -               (43,262)
                                     ---------     ------------      -------------    -------------   ----------    --------------

BALANCES, September 30, 1996             6,718         (513,080)         6,280,193        5,111,660       (1,973)       10,883,518

NET INCOME, three months ended
 September 30, 1996 (unaudited)           -               -                 -                72,408        -                72,408

CHANGE IN UNREALIZED HOLDING LOSS,
 net of deferred taxes $8,155             -               -                 -                -            15,830            15,830

ESOP SHARES RELEASED, 1,484
 shares; $11.50 average fair
 market value (unaudited)                 -              14,849              2,229           -             -                17,078

RRP SHARES PURCHASED 17,500 shares;
 $11.75 per share                         -            (205,624)            -                -             -              (205,624)

RRP SHARES AMORTIZED, 150 shares
 (unaudited)                              -               1,766             -                -             -                 1,766

DIVIDENDS PAID ($.07 per share)
 (unaudited)                              -               -                 -               (43,262)       -               (43,262)
                                     --------      ------------      -------------    -------------   ----------    --------------

BALANCES, December 31, 1996
 (unaudited)                         $  6,718      $   (702,089)     $   6,282,422    $   5,140,806   $   13,857    $   10,741,714
                                     ========      ============      =============    =============   ==========    ==============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   For the Three Months Ended
                                                                                            --------------------------------------
                                                                                             December 31,           December 31,
                                                                                                 1996                  1995
                                                                                            -------------        ---------------
                                                                                              (Unaudited)          (Unaudited)
 OPERATING ACTIVITIES:
  Net income                                                                                $      72,408        $       66,954
  Adjustments to reconcile net income to net cash
    provided by operating activities -
  Gains on foreclosed real estate                                                                  (7,633)                -
  Provision for loan losses                                                                        -                      6,000
  Depreciation                                                                                     13,065                12,124
  FHLB stock dividends                                                                             (7,700)               (7,200)
  Amortization and accretion, net                                                                  (2,096)               10,962
  ESOP compensation                                                                                17,078                 -
  RRP compensation                                                                                  1,766                 -
  Change in -
   Accrued interest receivable                                                                    (19,254)               (2,827)
   Other assets                                                                                    43,197               (10,456)
   Deferred Federal income taxes                                                                    1,858                 3,608
   Accrued interest payable                                                                          (417)               (3,443)
   Accrued SAIF special assessment                                                               (269,363)                -
   Other liabilities                                                                               45,047                 8,392
                                                                                            -------------        --------------
      Net cash provided by (used for) operating activities                                       (112,044)               84,114
                                                                                            -------------        --------------

INVESTING ACTIVITIES:
  Net increase in loans                                                                        (1,803,060)              (65,857)
  Proceeds from maturities of investment securities held to maturity                              497,000                99,000
  Proceeds from maturities and sales of investment securities available for sale                1,000,000                 -
  Purchases of investment securities held to maturity                                               -                (1,233,790)
  Principal collected on mortgage-backed securities held to maturity                              249,141               228,875
  Principal collected on mortgage-backed securities available for sale                             69,847               238,304
  Purchases of office properties and equipment                                                    (85,586)              (12,374)
  Proceeds from sale of foreclosed real estate                                                     41,000                -
                                                                                            -------------        --------------

      Net cash used for investing activities                                                      (31,658)             (745,842)
                                                                                            -------------        --------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                                      1,083,732                34,063
  Dividends paid                                                                                  (43,262)               -
  Proceeds from FHLB advances                                                                     500,000                -
  Proceeds from other borrowed funds                                                               66,000                -
  Purchase of RRP shares                                                                         (205,624)               -
  Prepaid stock conversion expenses                                                                 -                    17,466
                                                                                            -------------        --------------

      Net cash provided by financing activities                                                 1,400,846                51,529
                                                                                            -------------        --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                1,257,144              (610,199)

CASH AND CASH EQUIVALENTS, beginning of period                                                    801,243             2,528,416
                                                                                            -------------        --------------

CASH AND CASH EQUIVALENTS, end of period                                                    $   2,058,387        $    1,918,217
                                                                                            =============        ==============

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                                   $      11,603        $       36,009
  Change in unrealized holding loss on investment
   securities available for sale                                                                   23,695               (12,792)
  Transfer of securities classified as held to maturity
   to available for sale                                                                            -                 2,216,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                                        31,750                39,250
  Interest paid                                                                                   588,585               598,130

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Financial Statement Presentation

               First Federal Financial Bancorp, Inc. (the "Company") was incorporated under Delaware law in February 1996 by First Federal Savings and Loan Association of Ironton (the "Association") in connection with the conversion of the Association from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be known as "First Federal Savings Bank of Ironton" (the "Bank") and the issuance of the Bank's common stock to the Company and the offer and sale of the Company's common stock by the Company to the members of the public, the Association's Board of Directors, its management, and the First Federal Financial Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") (the "Conversion"). For purposes of this Form 10-QSB, the financial statements for the three months ended December 31, 1995, are for the Bank only, because as of December 31, 1995, the Company had not yet been formed or issued any stock.

               The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 1996.

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

      Principles of Consolidation

               The consolidated financial statements at December 31, 1996 and September 30, 1996, and for the three months ended December 31, 1996, include the accounts of the Company and the Bank. The financial statements for the three months ended December 31, 1995, include only the accounts of the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

(2)   CONVERSION TRANSACTION

               On June 3, 1996, (i) the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank to be named "First Federal Savings Bank of Ironton", and (ii) the Company acquired all of the common stock of the Bank in the Conversion. As part of the Conversion, the Company issued 671,783 shares of its Common Stock. Total proceeds of $6,717,830 were reduced by $537,600 for shares to be purchased by the ESOP and by approximately $432,000 for conversion expenses.
As a result of the Conversion, the Company contributed approximately $3,145,000 of additional capital to the Bank and retained the balance of the proceeds.

(3)   COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

               The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion,. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,600 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize
the principal and interest on the loan over a period of 12 years.   The Company
accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period.
ESOP compensation expense recorded during the three month period ended December 31, 1996 was $17,078.

(4)   STOCK OPTION PLAN

               On December 16, 1996, the Stock Option Plan ("the Plan") was approved by the Bank's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares were awarded during the three months ended December 31, 1996. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through December 31, 1996.

(5)   RECOGNITION AND RETENTION PLAN AND TRUST

               On December 16, 1996, the Recognition and Retention Plan and Trust ("the RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares were awarded during the three months ended December 31, 1996. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month period ended December 31, 1996 was $1,766.

               The Company purchased 17,500 shares of common stock on the open market during the three months ended December 31, 1996, and an additional 9,371 shares subsequent to December 31, 1996, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)   NET INCOME PER SHARE

               Net income per share for the three month period ended December 31, 1996, was calculated by dividing the consolidated net income by the weighted average number (620,475) of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FINANCIAL CONDITION

               ASSETS.   Total assets increased $1.3 million, or 2.3%, from
$56.6 million at September 30, 1996 to $57.9 million at December 31, 1996. The increase consisted primarily of increases in cash and cash equivalents of $1.3 million and loans receivable of $1.8 million, partially offset by a decline in mortgage-backed securities (held to maturity and available for sale) of $304,239 and investment securities (held to maturity and available for sale) of $1.5 million.

               CASH AND CASH EQUIVALENTS. The $1.3 million increase in cash and cash equivalents, or 162.5%, resulted primarily from the retention of proceeds from sales and maturities of investment securities during the period.

               INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $1.5 million, or 13.0%, from $11.5 million at September 30, 1996 to $10.0 million at December 31, 1996. The Bank primarily invests in U.S. Treasury and U.S. government agency securities. To a lesser extent, the Bank invests in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted primarily from sales and maturities of investment securities during the period with no corresponding reinvestment of the proceeds.

               LOANS RECEIVABLE. Loans receivable increased $1.8 million, or 5.2%, from $34.9 million at September 30, 1996 to $36.7 million at December 31, 1996. The majority of the increase is attributed to variable-rate mortgage loan originations.

               MORTGAGE-BACKED SECURITIES. The Bank invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage backed securities decreased $304,239, or 3.9%, from $7.8 million at September 30, 1996 to $7.5 million at December 31, 1996, due to scheduled principal payments. There were no new purchases of mortgage-backed securities during the three months ended December 31, 1996.

               OFFICE PROPERTIES AND EQUIPMENT. The Bank began construction on a drive-through facility expansion during the three months ended December 31, 1996. Construction costs incurred during the period were $71,627.

               DEPOSITS. Deposits increased by $1.1 million, or 2.5%, from $44.8 million at September 30, 1996 to $45.9 million at December 31, 1996. The Bank continues to offer competitive interest rates on deposits which contributed to the increase.

               ADVANCES FROM FEDERAL HOME LOAN BANK. The Bank obtained an additional $500,000 advance during the three months ended December 31, 1996 to partially fund increased loan demand.

               OTHER BORROWED FUNDS. Other borrowed funds of $66,000 represents the amount owed for the purchase of land on which the drive-through facility expansion is being built.

               STOCKHOLDERS' EQUITY. Stockholders' equity totaled $10.7 million at December 31, 1996, as compared to $10.9 million at September 30, 1996. The decrease of $141,804, or 1.3%, resulted primarily from the purchase of common shares to fund the Recognition and Retention Plan, partially offset by net income during the three month period.

               RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

               Net income increased $5,454, or 8.1%, from $66,954 for the quarter ended December 31, 1995 to $72,408 for the comparable 1996 quarter.
The increase resulted primarily from a $103,456, or 30.3%, increase in net interest income, a $3,432 increase in non-interest income and a $6,000 decrease in the provision for loan losses, which was offset by increases in non-interest expense and the provision for income taxes of $84,563 and $22,871, respectively.

               Total interest income increased $96,937, or 10.4%, from $935,736 for the three months ended December 31, 1995 to $1,032,673 for the comparable 1996 period. The increase was largely due to increases in interest on investment securities and loans receivable of $107,246 and $34,521, respectively, offset by reductions in interest on other interest-earning assets of $21,561 and interest income on mortgage-backed securities of $23,269. The increases were primarily due to increased levels of these interest-earning assets during the 1996 period as compared to 1995. Interest income on other interest-earning assets and mortgage-backed securities decreased due to lower volumes during the 1996 period as compared to 1995. The volume increases were primarily the result of Conversion proceeds.

               Total interest expense decreased modestly by $6,519, or 1.1%, from $594,687 for the three months ended December 31, 1995 to $588,168 for the three months ended December 31, 1996. The decrease is attributable to lower volumes of interest-bearing liabilities during the 1996 three month period as compared to 1995.

               The provision for loan losses decreased $6,000 for the 1996 three month period as compared to the 1995 three month period. Management determined that the allowance for loan losses was adequate at December 31, 1996 and, therefore, no additional provision was necessary.

               The $3,432 increase in non-interest income consisted of gains on foreclosed real estate of $7,633 for the three months ended December 31, 1996 as compared to no gains during the 1995 three month period, partially offset by a $4,201 decrease in other miscellaneous non-interest income consisting primarily of late payment fees on loans.

               The $84,563 increase in non-interest expense, or 32.4%, from $261,017 for the three months ended December 31, 1995 to $345,580 for the comparable 1996 period, consisted primarily of increases in compensation and benefits of $31,789 and professional services expenses of $53,721. Other increases and decreases were relatively insignificant between periods.

               The increase in compensation and benefits was due to $17,078 in ESOP compensation expense recorded in the 1996 period with no comparable expense for 1995, along with normal salary increases given to management and employees. The increase in professional services expenses is due to increased cost during the 1996 period associated with operating as a public company.

               The provision for income taxes increased for the 1996 quarter as compared to 1995 due to increased pretax income.

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

               The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 14.6% at December 31, 1996, as compared to 15.0% at September 30, 1996. At December 31, 1996, the Bank's "liquid" assets totalled approximately $6.4 million, which was $4.2 million in excess of the current OTS minimum requirement.

               The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, occasionally to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati.

               Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At December 31, 1996, the total approved loan commitments outstanding amounted to $794,000. Certificates of deposit scheduled to mature in one year or less at December 31, 1996, totaled $23.9 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

               At December 31, 1996, the Bank had regulatory capital which was well in excess of applicable limits. At December 31, 1996, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets At December 31, 1996, the Bank's tangible capital was $8.4 million, or 15.1% of adjusted total assets, core capital was $8.4 million, or 15.1% of adjusted total assets and risk-based capital was $8.7 million, or 35.2% of adjusted risk-weighted assets, exceeding the requirements by $7.5 million, $7.0 million and $6.7 million, respectively.

RECAPITALIZATION OF SAIF

               The deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits.

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

               On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio of the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

               Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Bank's one-time special assessment amounted to $269,363 ($177,780 net of related tax benefits). The payment of such special assessment had the effect of immediately reducing the Bank's capital by such an amount. Nevertheless, management does not believe that this one-time special assessment will have a material adverse effect on the Company's consolidated financial condition or cause non-compliance with the Bank's regulatory capital requirements.

               On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay about 1.3 basis points. The Bank's insurance premiums, which have amounted to 23 basis points will be reduced to 6.4 basis points. Based upon the $45.9 million of assessable deposits at December 31, 1996, the Bank would expect to pay $19,000 less in insurance premiums per quarter during 1997, or $.03 per share.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               There are no material legal proceedings to which the Issuer is a part, or to which any of its property is subject.

Item 2.        Changes in Securities

               Not applicable.

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               a) A Special Meeting of Stockholders ("Special Meeting") was held on December 16, 1996.

               b)      Not applicable.

               c) Two matters were voted upon at the Special Meeting. The matters voted upon together with the applicable voting results were as follows:

                       1) Proposal to consider and approve the adoption of the Company's 1996 Stock Option Plan - votes for 422,738; votes against 49,750; abstain 4,000; and not voted 107,250.

                       2) Proposal to consider and approve the Company's Recognition and Retention Plan and Trust - votes for 406,263; votes against 66,225; abstain 4,000; and not voted 107,250.

               d)      Not applicable.

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



Date:    February 7, 1997                   By:/s/ I. Vincent Rice
         ------------------------              ---------------------------------
                                                   I. Vincent Rice, President


Date:    February 7, 1997                   By:/s/ Jeffery W. Clark
         ------------------------              ---------------------------------
                                                   Jeffery W. Clark, Comptroller