Form 10QSB
period 1997-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1997-05-14
CIK 1009194

                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

  [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 1997
                                           ------------------

                                       OR

  [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from       to
                                            ------    --------

             Commission File Number           0-28020
                                      -----------------------

                   FIRST FEDERAL FINANCIAL BANCORP, INC.
    -------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

        DELAWARE                                    31-1456058
--------------------------------         ----------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


415 CENTER STREET, IRONTON, OHIO                               45638
----------------------------------------------------------------------------
            (Address of principal executive offices)
                            (Zip Code)


                          (614) 532-6845
         --------------------------------------------------
          (Issuer's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
   -------     -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of May 12, 1997, there were issued and outstanding 662,083 shares of the Registrant's Common Stock. As of March 31, 1996, First Federal Savings and Loan Association of Ironton, the Registrant's wholly-owned subsidiary, had not yet completed its mutual-to-stock conversion and reorganization into a holding company format. The financial information presented herein for the periods ending March 31, 1996 is for First Federal Savings and Loan Association of Ironton only.

 Transitional Small Business Disclosure Format (check one):

 Yes         No   X
    -------     -------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS
                                ***************

Part I.     Financial Information
Item 1.     Financial Statements
            Consolidated Balance Sheets (as of March
            31, 1997 (unaudited) and September 30,
            1996)........................................      3
            Consolidated Statements of Income (for
            the three months ended March 31, 1997
            (unaudited) and 1996 (unaudited))............      4
            Consolidated Statements of Income (for
            the six months ended March 31, 1997
            (unaudited) and 1996 (unaudited))............      5
            Consolidated Statements of Changes in
            Stockholders' Equity (for the six months
            ended March 31, 1997 (unaudited) and he
            year ended September 30, 1996)...............      6
            Consolidated Statements of Cash Flows
            (for the six months ended March 31, 1997
            (unaudited) and 1996 (unaudited).............      7
            Notes to Consolidated Financial
            Statements  .................................   8-10
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ..................................  11-15
Part II.    Other Information
Item 1.     Legal Proceedings ...........................     16
Item 2.     Changes in Securities........................     16
Item 3.     Defaults Upon Senior Securities..............     16
Item 4.     Submission of Matters to a Vote of
            Security Holders.............................     16
Item 5.     Other Information............................     16
Item 6.     Exhibits and Reports on Form 8-K.............     16
Signatures  .............................................     17

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,
                                                                                      1997       SEPTEMBER 30,
                                                                                   (UNAUDITED)       1996
                                                                                  -------------  -------------
                                                 ASSETS
CASH AND CASH EQUIVALENTS.......................................................  $   1,831,543  $     801,243
INVESTMENT SECURITIES HELD TO MATURITY..........................................      8,253,336      8,983,577
INVESTMENT SECURITIES AVAILABLE FOR SALE........................................      1,523,241      2,531,995
LOANS RECEIVABLE................................................................     37,185,312     34,955,329
MORTGAGE-BACKED SECURITIES HELD TO MATURITY.....................................      4,780,507      5,190,066
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE...................................      2,439,842      2,575,973
FORECLOSED REAL ESTATE..........................................................         11,603         33,367
ACCRUED INTEREST RECEIVABLE.....................................................        368,530        382,997
OFFICE PROPERTIES AND EQUIPMENT.................................................      1,352,559      1,037,768
OTHER ASSETS....................................................................        162,260        144,237
                                                                                  -------------  -------------
                                                                                  $  57,908,733  $  56,636,552
                                                                                  -------------  -------------
                                                                                  -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS........................................................................  $  47,109,953  $  44,809,072
ADVANCES FROM FEDERAL HOME LOAN BANK............................................       --              500,000
OTHER BORROWED FUNDS............................................................         66,000       --
DEFERRED FEDERAL INCOME TAXES PAYABLE...........................................         82,692         84,015
ACCRUED INTEREST PAYABLE........................................................          2,958          5,224
ACCRUED SAIF SPECIAL ASSESSMENT.................................................       --              269,363
OTHER LIABILITIES...............................................................         92,534         85,360
                                                                                  -------------  -------------
Total liabilities...............................................................     47,354,137     45,753,034
                                                                                  -------------  -------------
STOCKHOLDERS' EQUITY:
Common stock....................................................................          6,621          6,718
Employee benefit plans..........................................................       (787,469)      (513,080)
Additional paid-in capital......................................................      6,195,341      6,280,193
Retained earnings-substantially restricted......................................      5,150,818      5,111,660
Unrealized holding gain (loss) on investment securities available for sale, net
  of taxes......................................................................        (10,715)        (1,973)
                                                                                  -------------  -------------
Total stockholders' equity......................................................     10,554,596     10,883,518
                                                                                  -------------  -------------
                                                                                  $  57,908,733  $  56,636,552
                                                                                  -------------  -------------
                                                                                  -------------  -------------

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                      ------------------------------
                                                                                       MARCH 31,        MARCH 31,
                                                                                         1997             1996
INTEREST INCOME:                                                                      (UNAUDITED)      (UNAUDITED)
                                                                                      -----------      -----------
Loans receivable-
 First mortgage loans .......................................................           $696,958        $ 655,325
Consumer and other loans............................................................      34,406           26,342
Mortgage-backed and related securities..............................................     111,514          135,035
Investment securities...............................................................     163,756           99,813
Other interest-earning assets.......................................................      14,876           27,632
                                                                                      -----------      -----------
Total interest income...............................................................   1,021,510          944,147
                                                                                      -----------      -----------
INTEREST EXPENSE:
Interest-bearing checking...........................................................       2,969            3,416
Passbook savings....................................................................      69,467           80,459
Certificates of deposit.............................................................     522,728          506,464
Advances from Federal Home
Loan Bank...........................................................................       5,828              --
                                                                                      -----------      -----------
Total interest expense..............................................................     600,992          590,339
                                                                                      -----------      -----------
Net interest income.................................................................     420,518          353,808
PROVISION FOR LOAN LOSSES...........................................................      --                6,000
                                                                                      -----------      -----------
Net interest income after provision for loan losses.................................     420,518          347,808
                                                                                      -----------      -----------
NON-INTEREST INCOME:
Losses on foreclosed real estate....................................................      --               (1,000)
Other...............................................................................      10,784           11,396
                                                                                      -----------      -----------
Total non-interest income...........................................................      10,784           10,396
                                                                                      -----------      -----------
NON-INTEREST EXPENSE:
Compensation and benefits...........................................................     119,376           96,283
Occupancy and equipment.............................................................      22,773           21,606
SAIF deposit insurance premiums.....................................................       7,233           26,318
Directors' fees and expenses........................................................      16,500           14,036
Ohio franchise tax..................................................................      31,784           19,110
Data processing.....................................................................      14,790           15,738
Advertising.........................................................................      14,563           13,799
Professional services...............................................................      33,203            6,195
Other...............................................................................      40,363           31,346
                                                                                      -----------      -----------
Total non-interest expense..........................................................     300,585          244,431
                                                                                      -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES............................................     130,717          113,773
PROVISION FOR INCOME TAXES..........................................................      40,911           34,571
                                                                                      -----------      -----------
NET INCOME..........................................................................   $  89,806        $  79,202
                                                                                      -----------      -----------
                                                                                      -----------      -----------
NET INCOME PER SHARE................................................................   $     .14        $     N/A
                                                                                      -----------      -----------
                                                                                      -----------      -----------

                                       4

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                     --------------------------
                                                                                      MARCH 31,     MARCH 31,
                                                                                         1997          1996
                                                                                     (UNAUDITED)   (UNAUDITED)
                                                                                     ------------  ------------
INTEREST INCOME:
Loans receivable -
First mortgage loans...............................................................  $  1,378,094  $  1,307,150
Consumer and other loans...........................................................        68,471        55,196
Mortgage-backed and related securities.............................................       226,892       273,682
Investment securities..............................................................       352,993       181,806
Other interest-earning assets......................................................        27,732        62,049
                                                                                     ------------  ------------
Total interest income..............................................................     2,054,182     1,879,883
                                                                                     ------------  ------------
INTEREST EXPENSE:
Interest-bearing checking..........................................................         6,429         7,458
Passbook savings...................................................................       142,959       162,502
Certificates of deposit............................................................     1,026,244     1,015,067
Advances from Federal Home Loan Bank...............................................        13,527       --
                                                                                     ------------  ------------
Total interest expense.............................................................     1,189,159     1,185,027
                                                                                     ------------  ------------
Net interest income................................................................       865,023       694,856
PROVISION FOR LOAN LOSSES..........................................................       --             12,000
                                                                                     ------------  ------------
Net interest income after provision for loan losses................................       865,023       682,856
                                                                                     ------------  ------------
NON-INTEREST INCOME:
Gains (losses) on foreclosed real estate...........................................         7,633        (1,000)
Other..............................................................................        22,106        19,869
                                                                                     ------------  ------------
Total non-interest income..........................................................        29,739        18,869
                                                                                     ------------  ------------
NON-INTEREST EXPENSE:
Compensation and benefits..........................................................       263,859       209,277
Occupancy and equipment............................................................        45,421        40,337
SAIF deposit insurance premiums....................................................        28,595        51,645
Directors' fees and expenses.......................................................        32,760        35,893
Ohio franchise tax.................................................................        50,894        36,467
Data processing....................................................................        29,674        29,496
Advertising........................................................................        28,958        26,127
Professional services..............................................................        86,398        13,920
Other..............................................................................        86,653        62,236
                                                                                     ------------  ------------
Total non-interest expense.........................................................       653,212       505,448
                                                                                     ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES...........................................       241,550       196,277
PROVISION FOR INCOME TAXES.........................................................        79,334        50,122
                                                                                     ------------  ------------
NET INCOME.........................................................................  $    162,216  $    146,155
                                                                                     ------------  ------------
                                                                                     ------------  ------------
NET INCOME PER SHARE...............................................................  $        .26  $        N/A
                                                                                     ------------  ------------
                                                                                     ------------  ------------

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     UNREALIZED
                                                                                    HOLDING GAIN
                                                                                     (LOSS) ON
                                                                        RETAINED     INVESTMENT
                                            EMPLOYEE     ADDITIONAL    EARNINGS-     SECURITIES       TOTAL
                                COMMON       BENEFIT      PAID-IN     SUBSTANTIALLY  AVAILABLE    STOCKHOLDERS'
                                 STOCK        PLANS       CAPITAL      RESTRICTED     FOR SALE       EQUITY
                              -----------  -----------  ------------  ------------  ------------  -------------
BALANCES, September 30,
  1995......................   $  --       $   --       $    --        $4,938,274    $   (9,410)  $   4,928,864
CHANGE IN UNREALIZED HOLDING
  LOSS, net of deferred
  taxes of $3,831...........      --           --            --            --             7,437           7,437
NET INCOME, 1996............      --           --            --           216,648        --             216,648
COMMON STOCK ISSUED, $.01
  par value.................       6,718      (537,600)    6,279,293       --            --           5,748,411
ESOP SHARES RELEASED, 2,452
  shares; $10.37 average
  fair market value.........      --            24,520           900       --            --              25,420
DIVIDENDS PAID ($.07 per
  share)....................      --           --            --           (43,262)       --             (43,262)
                              -----------  -----------  ------------  ------------  ------------  -------------
BALANCES, September 30,
  1996......................       6,718      (513,080)    6,280,193    5,111,660        (1,973)     10,883,518
NET INCOME, six months ended
  March 31, 1997
  (unaudited)...............      --           --            --           162,216        --             162,216
CHANGE IN UNREALIZED HOLDING
  LOSS, net of deferred
  taxes of $4,503
  (unaudited)...............      --           --            --            --            (8,742)         (8,742)
ESOP SHARES RELEASED, 3,006
  shares; $11.91 average
  fair market value
  (unaudited)...............      --            30,069         5,746       --            --              35,815
RRP SHARES PURCHASED, 26,871
  shares; $11.75 per share
  (unaudited)...............      --          (315,733)      --            --            --            (315,733)
RRP SHARES AMORTIZED, 960
  shares (unaudited)........      --            11,275       --            --            --              11,275
DIVIDENDS PAID
  ($.14 per share)
  (unaudited)...............      --           --            --           (85,565)       --             (85,565)

PURCHASE OF 9,700 TREASURY
  SHARES (unaudited)........         (97)      --            (90,598)     (37,493)       --            (128,188)
                               -----------  -----------  ------------  ------------  ------------  -------------
BALANCES, March 31, 1997
  (unaudited)...............   $   6,621   $  (787,469) $  6,195,341   $5,150,818    $  (10,715)  $  10,554,596
                              -----------  -----------  ------------  ------------  ------------  -------------
                              -----------  -----------  ------------  ------------  ------------  -------------

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE SIX MONTHS ENDED
                                                                     ------------------------
                                                                      MARCH 31,    MARCH 31,
                                                                        1997         1996
                                                                     (UNAUDITED)  (UNAUDITED)
                                                                     -----------  -----------
OPERATING ACTIVITIES:
Net income.........................................................  $   162,216  $   146,155
Adjustments to reconcile net income to net cash provided by
  operating activities -
(Gains) losses on foreclosed real estate...........................       (7,633)       1,000
Provision for loan losses..........................................          --        12,000
Depreciation.......................................................       26,235       24,809
FHLB stock dividends...............................................      (15,300)     (14,400)
Amortization and accretion, net....................................        2,080       20,109
ESOP compensation..................................................       35,815      --
RRP compensation...................................................       11,275      --
Change in -
Accrued interest receivable........................................       14,467      (21,796)
Other assets.......................................................      (18,023)       1,427
Deferred Federal income taxes......................................        2,867        5,814
Accrued interest payable...........................................       (2,266)      (2,890)
Accrued SAIF special assessment....................................     (269,363)     --
Other liabilities..................................................        7,173      (23,100)
                                                                     -----------  -----------
Net cash (used for) provided by operating activities...............      (50,457)     149,128
                                                                     -----------  -----------
INVESTING ACTIVITIES:
Net increase in loans..............................................   (2,241,586)    (524,314)
Proceeds from maturities of investment securities available for
  sale.............................................................    1,000,000      --
Proceeds from maturities of investment securities held to
  maturity.........................................................      846,000    1,449,000
Purchases of investment securities held to maturity................      (99,000)  (3,593,421)
Principal collected on mortgage-backed securities held to
  maturity.........................................................      401,882      672,572
Principal collected on mortgage-backed securities available for
  sale.............................................................      136,091      238,525
Purchases of office properties and equipment.......................     (341,025)     (30,750)
Proceeds from sale of foreclosed real estate.......................       41,000      --
                                                                     -----------  -----------
Net cash used for investing activities.............................     (256,638)  (1,788,388)
                                                                     -----------  -----------
FINANCING ACTIVITIES:
Prepaid stock conversion costs.....................................          --      (142,882)
Dividends paid.....................................................      (85,565)     --
Purchase of treasury shares........................................     (128,188)     --
Proceeds from FHLB advances........................................      500,000      --
Purchase of RRP shares.............................................     (315,733)     --
Principal paid on FHLB advances....................................   (1,000,000)     --
Proceeds from other borrowed funds.................................       66,000      --
Net increase in deposits...........................................    2,300,881    1,633,385
                                                                     -----------  -----------
Net cash provided by financing activities..........................    1,337,395    1,490,503
                                                                     -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................    1,030,300     (148,757)
CASH AND CASH EQUIVALENTS, beginning of period.....................      801,243    2,528,416
                                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period...........................  $ 1,831,543  $ 2,379,659
                                                                     -----------  -----------
                                                                     -----------  -----------
NONCASH INVESTING ACTIVITIES:
Loans taken into foreclosed real estate............................  $    11,603  $    34,367
Change in unrealized holding loss on investment securities
  available for sale...............................................       12,931        4,286
Transfer of securities classified as held to maturity to available
  for sale.........................................................      --         2,236,147
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Federal income taxes paid..........................................       34,473       39,250
Interest paid......................................................    1,191,425    1,187,917

                                     7

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF FINANCIAL STATEMENT PRESENTATION

       First Federal Financial Bancorp, Inc. (the "Company") was incorporated under Delaware law in February 1996 by First Federal Savings and Loan Association of Ironton (the "Association") in connection with the conversion of the Association from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be known as "First Federal Savings Bank of Ironton" (the "Bank") and the issuance of the Bank's common stock to the Company and the offer and sale of the Company's common stock by the Company to the members of the public, the Association's Board of Directors, its management, and the First Federal Financial Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") (the "Conversion"). For purposes of this Form 10-QSB, the financial statements for the three months and six months ended March 31, 1996, are for the Bank only, because as of March 31, 1996, the Company had not yet completed its Conversion.

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

   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements at March 31, 1997 and September 30, 1996, and for the three and six months ended March 31, 1997, include the accounts of the Company and the Bank. The financial statements for the three months and six months ended March 31, 1996 include only the accounts of the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

(2) CONVERSION TRANSACTION

    On June 3, 1996, (i) the Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be named "First Federal Savings Bank of Ironton", and (ii) the Company acquired all of the common stock of the Bank in the Conversion. As part of the Conversion, the Company issued 671,783 shares of its Common Stock. Total proceeds of $6,717,830 were reduced by $537,600 for shares to be purchased by the ESOP and by approximately $432,000 for conversion expenses. As a result of the Conversion, the Company contributed approximately $3,145,000 of additional capital to the Bank and retained the balance of the proceeds.

(3) COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion,. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,600 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three and six month periods ended March 31, 1997 was $18,737 and $35,815, respectively.

(4) STOCK OPTION PLAN

    On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Bank's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of March 31, 1997. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through March 31, 1997.


(5) RECOGNITION AND RETENTION PLAN AND TRUST

    On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of March 31, 1997. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month and six month periods ended March 31, 1997 was $9,509 and $11,275, respectively.

    The Company purchased 26,871 shares of common stock during the six months ended March 31, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6) PURCHASE OF COMMON STOCK

    During the six months ended March 31, 1997, the Company purchased 9,700 shares of its outstanding common stock on the open market at an aggregate cost of $128,188. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7) NET INCOME PER SHARE

    Net income per share for the three and six month periods ended March 31, 1997, was calculated by dividing the consolidated net income by the weighted average number (619,972) of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         ASSETS. Total assets increased $1.3 million, or 2.3%, from $56.6 million at September 30, 1996 to $57.9 million at March 31, 1997. The increase consisted primarily of increases in cash and cash equivalents of $1.0 million, loans receivable of $2.2 million and office properties and equipment of $315,000, partially offset by a decline in mortgage-backed securities (held to maturity and available for sale) of $.6 million and investment securities (held to maturity and available for sale) of $1.7 million.

    CASH AND CASH EQUIVALENTS. The $1.0 million increase in cash and cash equivalents, or 125.0%, resulted primarily from the retention of proceeds from maturities of investment securities and principal reductions on mortgage-backed securities during the period along with the increase in deposits, partially offset by the cash outflow used to fund loan demand.

    INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $1.7 million, or 14.8%, from $11.5 million at September 30, 1996 to $9.8 million at March 31, 1997. The Bank primarily invests in U.S. Treasury and U.S. government agency securities. To a lesser extent, the Bank invests in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted primarily from maturities of investment securities during the period with no corresponding reinvestment of the proceeds.

    LOANS RECEIVABLE. Loans receivable increased $2.2 million, or 6.3%, from $35.0 million at September 30, 1996 to $37.2 million at March 31, 1997. The majority of the increase is attributed to variable-rate mortgage loan originations.

    Mortgage-Backed Securities. The Bank invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $.6 million, or 7.7%, from $7.8 million at September 30, 1996 to $7.2 million at March 31, 1997, due to scheduled principal payments. There were no new purchases of mortgage-backed securities during the six months ended March 31, 1997.

    OFFICE PROPERTIES AND EQUIPMENT. The Bank began construction on a drive-through facility expansion and branch relocation during the six months ended March 31, 1997. Construction costs incurred during the period were approximately $339,000.

    DEPOSITS. Deposits increased by $2.3 million, or 5.1%, from $44.8 million at September 30, 1996 to $47.1 million at March 31, 1997. The Bank continues to offer competitive interest rates on deposits which contributed to the increase.

    ADVANCES FROM FEDERAL HOME LOAN BANK. The Bank repaid all outstanding advances totaling $1.0 million during the six months ended March 31, 1997.

    OTHER BORROWED FUNDS. Other borrowed funds of $66,000 represents the amount owed for the purchase of land on which the drive-through facility expansion is being built.

    STOCKHOLDERS' EQUITY. Stockholders' equity totaled $10.6 million at March 31, 1997, as compared to $10.9 million at September 30, 1996. The $.3 million decrease, or 2.8%, resulted primarily from the purchase of common shares to fund the Recognition and Retention Plan, the purchase of treasury shares and the payment of dividends, partially offset by net income during the six month period.

    RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    Net income increased $10,604, or 13.4%, from $79,202 for the quarter ended March 31, 1996 to $89,806 for the comparable 1997 quarter. The increase resulted primarily from a $66,710, or 18.9%, increase in net interest income and a $6,000 decrease in the provision for loan losses, which was offset by increases in non-interest expense and the provision for income taxes of $56,154 and $6,340, respectively.

    Total interest income increased $77,363, or 8.2%, from $944,147 for the three months ended March 31, 1996 to $1,021,510 for the comparable 1997 period. The increase was largely due to increases in interest on investment securities and loans receivable of $63,943 and $49,697, respectively, offset by reductions in interest on other interest-earning assets of $12,756 and interest income on mortgage-backed securities of $23,521. The increases were primarily due to increased levels of these interest-earning assets during the 1997 period as compared to 1996, the result of the Conversion proceeds. Interest income on other interest-earning assets and mortgage-backed securities decreased due to lower volumes during the 1997 period as compared to 1996.

     Total interest expense increased modestly by $10,653, or 1.8%, from $590,339 for the three months ended March 31, 1996 to $600,992 for the six months ended March 31, 1997. The increase is attributable to higher volumes of interest-bearing liabilities during the 1997 three month period as compared to 1996, and to a lesser extent, due to rising market rates of interest.

    The provision for loan losses decreased $6,000 for the 1997 three month period as compared to the 1996 three month period. Management determined that the allowance for loan losses was adequate at March 31, 1997 and, therefore, no additional provision was necessary.

    The $56,154, or 23.0%, increase in non-interest expense, from $244,431 for the three months ended March 31, 1996 to $300,585 for the comparable 1997 period, consisted primarily of increases in compensation and benefits of $23,093, Ohio franchise tax of $12,674, professional services expenses of $27,008 and other miscellaneous expenses of $9,017. The increases were partially offset by a decrease in SAIF deposit insurance premiums of $19,085. Other increases and decreases were relatively insignificant between periods.

    The increase in compensation and benefits was primarily due to $18,020 and $9,509 in ESOP and RRP compensation expenses, respectively, recorded in the 1997 period with no comparable expenses for 1996. The Ohio franchise tax, which is based on total stockholders' equity, increased due to the additional stockholders' equity generated from Conversion proceeds. The increase in professional services and other miscellaneous expenses was due to increased costs during the 1997 period associated with operating as a public company. The decrease in SAIF deposit insurance premiums was the result of lower assessment rates. See "RECAPITALIZATION OF SAIF".

    The provision for income taxes increased for the 1997 quarter as compared to 1996 due to increased pretax income.

    RESULTS OF OPERATIONS-SIX MONTHS ENDED MARCH 31, 1997 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

    Net income increased $16,061, or 11.0%, from $146,155 for the six months ended March 31, 1996 to $162,216 for the comparable 1997 period. The increase resulted primarily from a $170,167, or 24.5%, increase in net interest income, a $10,870 increase in non-interest income and a $12,000 decrease in the provision for loan losses, which was offset by increases in non-interest expense and the provision for income taxes of $147,764 and $29,212, respectively.

    Total interest income increased $174,299, or 9.3%, from $1,879,883 for the six months ended March 31, 1996 to $2,054,182 for the comparable 1997 period. The increase was largely due to increases in interest on investment securities and loans receivable of $171,187 and $84,219, respectively, offset by reductions in interest on other interest-earning assets of $34,317 and interest income on mortgage-backed securities of $46,790. The increases were primarily due to increased levels of these interest-earning assets during the 1997 period as compared to 1996, the result of the Conversion proceeds. Interest income on other interest-earning assets and mortgage-backed securities decreased due to lower volumes during the 1997 period as compared to 1996.

    Total interest expense increased modestly by $4,132, or .3%, from $1,185,027 for the six months ended March 31, 1996 to $1,189,159 for the six months ended March 31, 1997. The increase is attributable to slightly higher volumes of interest-bearing liabilities during the 1997 six month period as compared to 1996.

    The provision for loan losses decreased $12,000 for the 1997 six month period as compared to the 1996 six month period. Management determined that the allowance for loan losses was adequate at March 31, 1997 and, therefore, no additional provision was necessary.

    The $10,870 increase in non-interest income consisted of gains on foreclosed real estate of $7,633 for the six months ended March 31, 1997 as compared to $1,000 in losses during the 1996 six month period, and a $2,237 increase in other miscellaneous non-interest income consisting primarily of late payment fees on loans.

    The $147,764 increase in non-interest expense, or 29.2%, from $505,448 for the six months ended March 31, 1996 to $653,212 for the comparable 1997 period, consisted primarily of increases in compensation and benefits of $54,582, Ohio franchise tax of $14,427, professional services expenses of $72,428 and other miscellaneous expenses of $24,417, partially offset by a decrease in SAIF deposit insurance premiums of $23,050. Other increases and decreases were relatively insignificant between periods.

    The increase in compensation and benefits was due to $35,815 and $11,275 in ESOP and RRP compensation expense, respectively, recorded in the 1997 period with no comparable expenses for 1996, along with normal salary increases given to management and employees. The Ohio franchise tax increased due to increased stockholders' equity. The increase in professional services and other expenses was due to increased costs during the 1997 period associated with operating as a public company. The decrease in SAIF deposit insurance premiums was the result of lower assessment rates. See "RECAPITALIZATION OF SAIF".

    The provision for income taxes increased for the 1997 period as compared to 1996 due to increased pretax income.

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

    The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 14.8% at March 31, 1997, as compared to 15.0% at September 30, 1996. At March 31, 1997, the Bank's "liquid" assets totalled approximately $6.8 million, which was $4.5 million in excess of the current OTS minimum requirement.

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

    Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $1.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997, totaled $28.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

    At March 31, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 1997, the Bank's tangible capital was $8.7 million, or 15.6% of adjusted total assets, core capital was $8.7 million, or 15.6% of adjusted total assets and risk-based capital was $8.8 million, or 34.8% of adjusted risk-weighted assets, exceeding the requirements by $7.9 million, $7.0 million and $6.7 million, respectively.

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

    On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provided that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate was sufficient to bring the reserve ratio of the SAIF to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

    In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay about 1.3 basis points. The Bank's insurance premiums, which have amounted to 23 basis points have been reduced to 6.4 basis points, effective January 1, 1997.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no material legal proceedings to which the Issuer is a part, or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) An annual meeting of stockholders ("Annual Meeting") was held on January 15, 1997.

        b)  Not applicable

        c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

        1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified; Edward R. Rambacher received votes for 487,291; against -0-; abstain -0-; not voted 100, and James E. Waldo received votes for 487,391; against -0-; abstain -0-; not voted -0-.

        2) Proposal to ratify the appointment of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending September 30, 1997; received votes for 487,391; against -0-; abstain -0-; not voted -0-.

        d)  Not applicable

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

    Date:  May 12, 1997                   By:/s/ I. Vincent Rice
           ---------------                   ---------------------------------
                                                 I. Vincent Rice, President

    Date: May 12, 1997                    By:/s/ Jeffery W. Clark
          ----------------                   ---------------------------------
                                                 Jeffery W. Clark, Comptroller