Form 10KSB40/A
period 1996-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1997-07-03
CIK 1009194

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-KSB/A

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended:  September 30, 1996

                                          OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                            Commission File No.:  0-28020

                        FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
                    (Name of Small Business Issuer in its charter)


         Delaware                                      31-1456058
---------------------------------          -------------------------------------
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)

     415 Center Street
       Ironton, Ohio                                     45638
---------------------------------          -------------------------------------
   (Address of Principal                             (Zip Code)
     Executive Offices)



           Issuer's telephone number, including area code:  (614) 532-6845

            Securities registered under Section 12(b) of the Exchange Act:
                                    Not Applicable

            Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock (par value $0.01 per share)
--------------------------------------------------------------------------------
                                   (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    ------     ------

Check if disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                     ------

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

Number of shares of Common Stock outstanding as of December 20, 1996:  671,783
Transitional Small Business Disclosure Format:  Yes            No    X
                                                   ------         ------

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


                               FIRST FEDERAL FINANCIAL BANCORP, INC.


July 2, 1997                   By:  /s/ I. Vincent Rice
                                  ---------------------------------
                                    I. Vincent Rice
                                    President