Form 10QSB
period 1997-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1997-08-07
CIK 1009194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (Mark One)
     [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                       OR

     [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ------ to ------

              Commission File Number 0-28020

                   FIRST FEDERAL FINANCIAL BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)


             DELAWARE                               31-1456058
   (State or other jurisdiction                     (IRS Employer
 of incorporation or organization)                Identification No.)

        415 CENTER STREET, IRONTON, OHIO                45638
    (Address of principal executive offices)          (Zip Code)

                            (614) 532-6845
              (Issuer's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X         NO
             -----          -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of August 4, 1997, there were issued and outstanding 646,383 shares of the Registrant's Common Stock. As of September 30, 1995, First Federal Savings and Loan Association of Ironton, the Registrant's wholly-owned subsidiary, had not yet completed its mutual-to-stock conversion and reorganization into a holding company format. The financial information presented herein for September 30, 1995 is for First Federal Savings and Loan Association of Ironton only.

Transitional Small Business Disclosure Format (check one):

         YES   X         NO
             -----          -----

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS
                               *****************



Part I.       Financial Information

Item 1.       Financial Statements
              Consolidated Balance Sheets (as of June 30,
              1997 (unaudited) and September 30, 1996)..................      3

              Consolidated Statements of Income (for the
              three months ended June 30, 1997
              (unaudited) and 1996 (unaudited)).........................      4

              Consolidated Statements of Income (for the
              nine months ended June 30, 1997
              (unaudited) and 1996 (unaudited)).........................      5

              Consolidated Statements of Changes in
              Stockholders' Equity (for the nine months
              ended June 30, 1997 (unaudited) and the
              year ended September 30, 1996)............................      6

              Consolidated Statements of Cash Flows (for
              the nine months ended June 30, 1997
              (unaudited) and 1996 (unaudited)..........................      7

              Notes to Consolidated Financial Statements................   8-10


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  11-16

Part II.      Other Information

Item 1.       Legal Proceedings.........................................     17
Item 2.       Changes in Securities.....................................     17
Item 3.       Defaults Upon Senior Securities...........................     17
Item 4.       Submission of Matters to a Vote of Security Holders.......     17
Item 5.       Other Information.........................................     17
Item 6.       Exhibits and Reports on Form 8-K..........................     17

Signatures    ..........................................................     18

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,     SEPTEMBER 30,
                                                                          1997           1996
                                                                      -------------  -------------
                                                                       (UNAUDITED)
                                                  ASSETS
CASH AND CASH EQUIVALENTS...........................................  $   1,561,870  $     801,243
INVESTMENT SECURITIES HELD TO MATURITY..............................      7,711,891      8,983,577
INVESTMENT SECURITIES AVAILABLE FOR SALE............................      1,635,166      2,531,995
LOANS RECEIVABLE....................................................     38,003,852     34,955,329
MORTGAGE-BACKED SECURITIES HELD TO MATURITY.........................      4,964,930      5,190,066
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE.......................      3,199,860      2,575,973
FORECLOSED REAL ESTATE..............................................         50,046         33,367
ACCRUED INTEREST RECEIVABLE.........................................        388,444        382,997
OFFICE PROPERTIES AND EQUIPMENT.....................................      1,657,810      1,037,768
OTHER ASSETS........................................................        140,844        144,237
                                                                      -------------  -------------
                                                                      $  59,314,713  $  56,636,552
                                                                      -------------  -------------
                                                                      -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS............................................................  $  45,864,760  $  44,809,072
ADVANCES FROM FEDERAL HOME LOAN BANK................................      2,800,000        500,000
DEFERRED FEDERAL INCOME TAXES PAYABLE...............................         94,128         84,015
ACCRUED INTEREST PAYABLE............................................         12,201          5,224
ACCRUED SAIF SPECIAL ASSESSMENT.....................................          --           269,363
OTHER LIABILITIES...................................................        114,771         85,360
                                                                      -------------  --------------
      Total liabilities.............................................     48,885,860     45,753,034
                                                                      -------------  --------------
STOCKHOLDERS' EQUITY:
  Common stock......................................................          6,464          6,718
  Employee benefit plans............................................       (763,195)      (513,080)
  Additional paid-in capital........................................      6,053,878      6,280,193
  Retained earnings-substantially restricted........................      5,121,023      5,111,660
  Unrealized holding gain (loss) on securities available for sale,
   net of taxes.....................................................         10,683         (1,973)
                                                                      -------------  --------------
      Total stockholders' equity....................................     10,428,853     10,883,518
                                                                      -------------  --------------
                                                                      $  59,314,713  $  56,636,552
                                                                      -------------  --------------
                                                                      -------------  --------------

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           FOR THE THREE MONTHS
                                                                                                  ENDED
                                                                                         ------------------------
                                                                                          JUNE 30,     JUNE 30,
                                                                                            1997         1996
                                                                                         -----------  -----------
                                                                                         (UNAUDITED)  (UNAUDITED)
INTEREST INCOME:
  Loans receivable-
    First mortgage loans ..............................................................    $709,675    $ 651,862
    Consumer and other loans...........................................................      34,810       26,733
  Mortgage-backed and related securities...............................................     118,677      125,698
  Investment securities................................................................     147,101      127,960
  Other interest-earning assets........................................................      30,064       45,299
                                                                                         -----------  -----------
      Total interest income............................................................   1,040,327      977,552
                                                                                         -----------  -----------
INTEREST EXPENSE:
  Interest-bearing checking............................................................       3,530        3,898
  Passbook savings.....................................................................      70,006       85,653
  Certificates of deposit..............................................................     533,233      498,376
  Advances from Federal Home
    Loan Bank..........................................................................      16,624       --
                                                                                         -----------  -----------
      Total interest expense...........................................................     623,393      587,927
                                                                                         -----------  -----------
      Net interest income..............................................................     416,934      389,625

PROVISION FOR LOAN LOSSES..............................................................      --            2,000
                                                                                         -----------  -----------
      Net interest income after provision for loan losses..............................     416,934      387,625
                                                                                         -----------  -----------
NON-INTEREST INCOME:
  Other................................................................................       9,166       10,025
                                                                                         -----------  -----------
      Total non-interest income........................................................       9,166       10,025
                                                                                         -----------  -----------
NON-INTEREST EXPENSE:
  Compensation and benefits............................................................     115,744       99,000
  Occupancy and equipment..............................................................      23,886       25,202
  SAIF deposit insurance premiums......................................................       7,415       26,343
  Directors' fees and expenses.........................................................      22,802       10,578
  Ohio franchise tax...................................................................      51,918       19,110
  Data processing......................................................................      14,555       14,976
  Advertising..........................................................................      14,481       11,427
  Professional services................................................................      19,264        9,480
  Other................................................................................      42,288       31,666
                                                                                         -----------  -----------
      Total non-interest expense.......................................................     312,353      247,782
                                                                                         -----------  -----------
INCOME BEFORE PROVISION FOR INCOME TAXES...............................................     113,747      149,868

PROVISION FOR INCOME TAXES.............................................................      33,707       43,715
                                                                                         -----------  -----------
NET INCOME.............................................................................   $  80,040    $ 106,153
                                                                                         -----------  -----------
                                                                                         -----------  -----------
NET INCOME PER SHARE...................................................................   $     .13    $     .17
                                                                                         -----------  -----------
                                                                                         -----------  -----------

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                     --------------------------
                                                                                       JUNE 30,      JUNE 30,
                                                                                         1997          1996
                                                                                     ------------  ------------
                                                                                     (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Loans receivable-
    First mortgage loans...........................................................  $  2,087,769  $  1,959,012
    Consumer and other loans.......................................................       103,281        81,929
  Mortgage-backed and related securities...........................................       345,569       399,380
  Investment securities............................................................       500,094       309,766
  Other interest-earning assets....................................................        57,796       107,348
                                                                                     ------------  ------------
      Total interest income........................................................     3,094,509     2,857,435
                                                                                     ------------  ------------
INTEREST EXPENSE:
  Interest-bearing checking........................................................         9,960        11,356
  Passbook savings.................................................................       212,965       248,155
  Certificates of deposit..........................................................     1,559,476     1,513,443
  Advances from Federal Home Loan Bank.............................................        30,151       --
                                                                                     ------------  ------------
      Total interest expense.......................................................     1,812,552     1,772,954
                                                                                     ------------  ------------
      Net interest income..........................................................     1,281,957     1,084,481

PROVISION FOR LOAN LOSSES..........................................................       --             14,000
                                                                                     ------------  ------------
      Net interest income after provision for loan losses..........................     1,281,957     1,070,481
                                                                                     ------------  ------------
NON-INTEREST INCOME:
  Gains (losses) on foreclosed real estate.........................................         7,633        (1,000)
  Other............................................................................        31,273        29,894
                                                                                     ------------  ------------
      Total non-interest income....................................................        38,906        28,894
                                                                                     ------------  ------------
NON-INTEREST EXPENSE:
  Compensation and benefits........................................................       379,603       308,277
  Occupancy and equipment..........................................................        69,307        65,539
  SAIF deposit insurance premiums..................................................        36,010        77,988
  Directors' fees and expenses.....................................................        55,562        46,471
  Ohio franchise tax...............................................................       102,812        55,577
  Data processing..................................................................        44,229        44,472
  Advertising......................................................................        43,439        37,554
  Professional services............................................................       105,662        23,960
  Other............................................................................       128,941        93,392
                                                                                     ------------  ------------
      Total non-interest expense...................................................       965,565       753,230
                                                                                     ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES...........................................       355,298       346,145

PROVISION FOR INCOME TAXES.........................................................       113,042        93,837
                                                                                     ------------  ------------
NET INCOME.........................................................................  $    242,256  $    252,308
                                                                                     ------------  ------------
                                                                                     ------------  ------------
NET INCOME PER SHARE...............................................................  $        .39  $        .41
                                                                                     ------------  ------------
                                                                                     ------------  ------------

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  UNREALIZED
                                                                                 HOLDING GAIN
                                                                     RETAINED      (LOSS) ON
                                         EMPLOYEE     ADDITIONAL    EARNINGS-     SECURITIES        TOTAL
                          COMMON          BENEFIT      PAID-IN     SUBSTANTIALLY   AVAILABLE    STOCKHOLDERS'
                          STOCK            PLANS       CAPITAL      RESTRICTED     FOR SALE        EQUITY
                     ------------------  -----------  ------------  ------------  -------------  -------------
BALANCES,
  September 30,
  1995............         $--          $   --       $    --        $4,938,274     $  (9,410)    $  4,928,864
CHANGE IN
  UNREALIZED
  HOLDING LOSS,
  net of deferred
  taxes of
  $3,831..........          --              --            --            --             7,437            7,437
NET INCOME, 1996..          --              --            --           216,648        --              216,648
COMMON STOCK
  ISSUED, $.01 par
  value...........          6,718          (537,600)    6,279,293       --            --            5,748,411
ESOP SHARES
  RELEASED, 2,452
  shares; $10.37
  average fair
  market value....          --               24,520           900       --            --               25,420
DIVIDENDS PAID
  ($.07 per
  share)..........          --               --            --          (43,262)       --              (43,262)
                     ------------------  -----------  ------------  ------------  -------------  -------------
BALANCES,
  September 30,
  1996............          6,718          (513,080)    6,280,193    5,111,660        (1,973)      10,883,518
NET INCOME, nine
  months ended
  June 30, 1997
  (unaudited).....          --              --            --           242,256        --              242,256
CHANGE IN
  UNREALIZED
  HOLDING LOSS,
  net of deferred
  taxes of $6,519
  (unaudited).....          --              --            --            --            12,656            12,656
ESOP SHARES
  RELEASED, 4,377
  shares; $12.45
  average fair
  market value
  (unaudited).....          --               43,770        10,722       --            --               54,492
RRP SHARES
  PURCHASED,
  26,871 shares;
   $11.75 per share
  (unaudited)...            --             (315,733)      --            --            --             (315,733)
RRP SHARES
  AMORTIZED, 1,782
  shares
  (unaudited).....          --               20,938       --            --            --               20,938
DIVIDENDS PAID
  ($.21 per share)
  (unaudited).....                              910           199     (129,121)       --             (128,012)
PURCHASE OF 25,400          --
  TREASURY SHARES
  (unaudited).....         (254)             --           (237,236)    (103,772)       --             (341,262)
                     ------------------  -----------  ------------  ------------  -------------  -------------
BALANCES, June 30,
  1997
  (unaudited).....        $6,464         $  (763,195) $  6,053,878   $5,121,023     $  10,683    $  10,428,853
                     ------------------  -----------  ------------  ------------  -------------  -------------
                     ------------------  -----------  ------------  ------------  -------------  -------------

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE NINE MONTHS
                                                                                                  ENDED
                                                                                         ------------------------
                                                                                          JUNE 30,     JUNE 30,
                                                                                            1997         1996
                                                                                         -----------  -----------
                                                                                         (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES:
  Net income...........................................................................  $   242,256  $   252,308
  Adjustments to reconcile net income to net cash provided by operating activities -
    (Gains) losses on foreclosed real estate...........................................       (7,633)       1,000
    Provision for loan losses..........................................................      --            14,000
    Depreciation.......................................................................       39,223       37,903
    FHLB stock dividends...............................................................      (25,400)     (21,700)
    Amortization and accretion, net....................................................        8,386       24,251
    ESOP compensation..................................................................       54,492        9,520
    RRP compensation...................................................................       20,938      --
    Change in -
      Accrued interest receivable......................................................       (5,447)     (62,628)
      Other assets.....................................................................        3,393       14,969
      Deferred Federal income taxes....................................................        3,594        8,249
      Accrued interest payable.........................................................        6,977       (3,287)
      Accrued SAIF special assessment..................................................     (269,363)     --
      Other liabilities................................................................       29,411       (2,562)
                                                                                         -----------  -----------
        Net cash provided by operating activities......................................      100,827      272,023
                                                                                         -----------  -----------
INVESTING ACTIVITIES:
  Net increase in loans................................................................   (3,098,569)    (902,874)
  Proceeds from maturities of investment securities available for sale.................    1,248,779    1,447,000
  Proceeds from maturities of investment securities held to maturity...................    1,393,000      --
  Purchases of investment securities held to maturity..................................      (99,000)  (5,229,382)
  Purchases of investment securities available for sale................................     (350,000)     --
  Purchases of mortgage-backed securities held to maturity.............................     (305,248)     --
  Purchases of mortgage-backed securities available for sale...........................     (819,463)     --
  Principal collected on mortgage-backed securities held to maturity...................      519,622      903,849
  Principal collected on mortgage-backed securities available for sale.................      218,263      557,535
  Purchases of office properties and equipment.........................................     (659,265)     (94,398)
  Proceeds from sale of foreclosed real estate.........................................       41,000      --
                                                                                         -----------  -----------
        Net cash used for investing activities.........................................   (1,910,881)  (3,318,270)
                                                                                         -----------  -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits..................................................    1,055,688     (920,084)
  Proceeds from FHLB advances..........................................................    3,300,000      --
  Payments on FHLB advances............................................................   (1,000,000)     --
  Proceeds from other borrowed funds...................................................       66,000      --
  Payments on other borrowed funds.....................................................      (66,000)     --
  Dividends paid.......................................................................     (128,012)     --
  Purchase of RRP shares...............................................................     (315,733)     --
  Purchase of treasury shares..........................................................     (341,262)     --
  Proceeds from issuance of common stock...............................................      --         5,750,358
                                                                                         -----------  -----------
        Net cash provided by financing activities......................................    2,570,681    4,830,274
                                                                                         -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS..................................................      760,627    1,784,027

CASH AND CASH EQUIVALENTS, beginning of period.........................................      801,243    2,528,416
                                                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, end of period...............................................  $ 1,561,870  $ 4,312,443
                                                                                         -----------  -----------
                                                                                         -----------  -----------
NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate..............................................  $    50,046  $    34,367
  Change in unrealized holding loss on investment securities available for sale........       16,186       10,294
  Transfer of securities classified as held to maturity to available for sale..........      --         2,236,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid............................................................       59,805       71,885
  Interest paid........................................................................    1,783,141    1,776,241

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

    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements at June 30, 1997 and September 30, 1996, and for the three and nine months ended June 30, 1997, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3) COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion,. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,600 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three and nine month periods ended June 30, 1997 was $18,677 and $54,492, respectively, and for the three and nine month periods ended June 30, 1996 was $9,520 and $9,520, respectively.

(4) STOCK OPTION PLAN

    On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Bank's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of June 30, 1997. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through June 30, 1997.

(5) RECOGNITION AND RETENTION PLAN AND TRUST

    On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of June 30, 1997. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month and nine month periods ended June 30, 1997 was $9,663 and $20,938, respectively.

    The Company purchased 26,871 shares of common stock during the nine months ended June 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6) PURCHASE OF COMMON STOCK

    During the nine months ended June 30, 1997, the Company purchased 25,400 shares of its outstanding common stock at an aggregate cost of $341,262. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7) NET INCOME PER SHARE

    Net income per share for the three and nine month periods ended June 30, 1997 and 1996, was calculated by dividing the consolidated net income by the weighted average number (614,225 and 618,040, respectively) of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FINANCIAL CONDITION

    ASSETS. Total assets increased $2.7 million, or 4.8%, from $56.6 million at September 30, 1996 to $59.3 million at June 30, 1997. The increase consisted primarily of increases in cash and cash equivalents of $.8 million, loans receivable of $3.0 million, mortgage-backed securities (held to maturity and available for sale) of $.4 million and office properties and equipment of $.7 million, partially offset by a decline in investment securities (held to maturity and available for sale) of $2.2 million.

    CASH AND CASH EQUIVALENTS. The $.8 million increase in cash and cash equivalents, or 100.0%, resulted primarily from the retention of proceeds from maturities of investment securities during the period along with the increases in deposits and FHLB advances, partially offset by the cash outflow used to fund loan demand.

    INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $2.2 million, or 19.1%, from $11.5 million at September 30, 1996 to $9.3 million at June 30, 1997. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted primarily from maturities of investment securities during the period of $2.6 million, with corresponding reinvestments of the proceeds of $.4 million.

    LOANS RECEIVABLE. Loans receivable increased $3.0 million, or 8.6%, from $35.0 million at September 30, 1996 to $38.0 million at June 30, 1997. The majority of the increase is attributed to variable-rate mortgage loan originations.

    LOAN CONCENTRATIONS. The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $36.8 million, or 96.1%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $1.5 million, or 3.9%, of total gross loans outstanding at June 30, 1997.

    The Company's lending is concentrated to borrowers who reside in and/or which are collateralized by real estate and property located in Lawrence and Scioto County, Ohio, and Boyd and Greenup County, Kentucky. Employment in these areas is highly concentrated in the petroleum, iron and steel industries. Therefore, many debtors' ability to honor their contracts is dependent upon these economic sectors.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans decreased from .81% at September 30, 1996 to .74% at June 30, 1997. The total dollar amount of the allowance remained unchanged totaling $283,000 at both periods.

    Charge-off activity for the three and nine months ended June 30, 1997 totaled $3,906 and $4,469, respectively, as compared to $7,056 and $8,698 for the three and nine months ended June 30, 1996. Recoveries totaled $-0- and $4,364 for the three and nine months ended June 30, 1997, respectively, and $-0- and $-0- for the three and nine months ended June 30, 1996, respectively.

    The Company had $35,000 and $109,000 of non-accrual loans at June 30, 1997 and September 30, 1996, respectively. At the same dates, there were no loans greater than 90 days delinquent which were still accruing interest.

    The Company had no troubled debt restructurings during the three or nine month periods ended June 30, 1997 and 1996.

    MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities increased $.4 million, or 5.1%, from $7.8 million at September 30, 1996 to $8.2 million at June 30, 1997, due to purchases of $1.1 million, offset by scheduled principal payments of $.7 million.

    OFFICE PROPERTIES AND EQUIPMENT. The Company began construction on a drive-through facility expansion and branch relocation during the nine months ended June 30, 1997. Construction costs incurred during the period were approximately $659,000. Both projects are scheduled for completion during the quarter ending September 30, 1997.

    DEPOSITS. Deposits increased by $1.1 million, or 2.5%, from $44.8 million at September 30, 1996 to $45.9 million at June 30, 1997. The Company continues to offer competitive interest rates on deposits which contributed to the increase.

    ADVANCES FROM FEDERAL HOME LOAN BANK. The Company obtained advances totaling $3.3 million during the nine months ended June 30, 1997 to meet its loan demand and other funding needs. $1,000,000 of advances were repaid during the period. The Company has ample borrowing capacity if needed to fund future commitments.

    STOCKHOLDERS' EQUITY. Stockholders' equity totaled $10.4 million at June 30, 1997, as compared to $10.9 million at September 30, 1996. The $.5 million decrease, or 4.6%, resulted primarily from the purchase of common shares to fund the Recognition and Retention Plan, the purchase of treasury shares and the payment of dividends, partially offset by net income during the nine month period.

    RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 31, 1997 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Net income decreased $26,113, or 24.6%, from $106,153 for the quarter ended June 30, 1996 to $80,040 for the comparable 1997 quarter. Net income per share was $.13 and $.17 for the 1997 and 1996 quarters, respectively. The decrease in net income resulted primarily from an increase in non-interest expense of $64,571, or 26.1%, partially offset by an increase in net interest income of $27,309, or 7.0%, and a decrease in the provision for income taxes of $10,008, or 22.9%.

    Total interest income increased $62,775, or 6.4%, from $977,552 for the three months ended June 30, 1996 to $1,040,327 for the comparable 1997 period. The increase was due to increased levels of interest earned on loan receivable and investment securities of $65,890 and $19,141, respectively, offset by reductions in interest earned on mortgage-backed securities and other interest-earning assets of $7,021 and $15,235, respectively. Interest on loans receivable increased primarily due to a higher volume of loans in the 1997 period as compared to 1996, while interest on investment securities increased primarily due to higher market rates of interest. The decreases in interest on mortgage-backed securities and other interest-earning assets for the 1997 quarter as compared to the 1996 quarter is primarily attributable to lower volumes of these assets.

    Total interest expense increased $35,466, or 6.0%, from $587,927 for the quarter ended June 30, 1996 to $623,393 for the quarter ended June 30, 1997, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1997 quarter as compared to the 1996 quarter.

    No provision for loan losses was necessary during the 1997 quarter as compared to a $2,000 provision during the 1996 quarter, reflecting management's determination that the allowance for loan losses was adequate at June 30, 1997. In making this determination, management makes a review of non-performing loans, the overall quality of the loan portfolio, levels of past due loans, and prior loan loss experience.

    The $64,571 increase in non-interest expense, from $247,782 for the three months ended June 30, 1996 to $312,353 for the comparable 1997 period, consisted primarily of increases in compensation and benefits of $16,744, Ohio franchise tax of $32,808, professional services expenses of $9,784 and other expenses of $10,622, partially offset by a decrease in SAIF deposit insurance premiums of $18,928. The increase in compensation and benefits was primarily due to $18,677 and $9,644 in Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") compensation expenses, respectively, recorded in the 1997 period, with only $9,520 in ESOP compensation recorded in the 1996 comparable period. The Ohio franchise tax, which is based on total stockholders' equity, increased due to the additional stockholders' equity generated from Conversion proceeds. The increase in professional services expenses and other expenses is due to increased costs during the 1997 period associated with operating as a public company. The decrease in SAIF deposit insurance premiums in 1997 as compared to 1996 reflects the consequences of the 1996 legislation which lowered the Bank's deposit insurance assessment from $.23 per hundred of insured deposits to $.064 per hundred. See "RECAPITALIZATION OF SAIF."

    The $10,008 decrease in the provision for income taxes resulted from lower pretax income. The effective tax rate was approximately 29.5% for both periods.

    RESULTS OF OPERATIONS-NINE MONTHS ENDED JUNE 31, 1997 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

    Net income decreased $10,052, or 4.0%, from $252,308 for the nine months ended June 30, 1996 to $242,256 for the comparable 1997 period. Net income per share was $.39 and $.41 for the 1997 and 1996 nine month periods, respectively. The decrease in net income resulted from increases in non-interest expense of $212,335, or 28.2%, and the provision for income taxes of $19,205, or 20.5%, offset by increases in net interest income of $197,476, or 18.2%, non-interest income of $10,012, or 34.7%, and a reduction in the provision for loan losses of $14,000, or 100.0%.

    Total interest income increased $237,074, or 8.3%, from $2,857,435 for the nine months ended June 30, 1996 to $3,094,509 for the comparable 1997 period. The increase was due to increased levels of interest earned on loan receivable and investment securities of $150,109 and $190,328, respectively, offset by reductions in interest earned on mortgage-backed securities and other interest-earning assets of $53,811 and $49,552, respectively. Interest on loans receivable increased primarily due to a higher volume of loans during the 1997 period as compared to 1996, while interest on investment securities increased primarily due to higher market rates of interest. The decreases on interest on mortgage-backed securities and other interest-bearing assets for the 1997 nine month period as compared to the 1996 period is primarily attributable to lower volumes of these assets.

    Total interest expense increased $39,598, or 2.2%, from $1,772,954 for the nine months ended June 30, 1996 to $1,812,552 for the nine months ended June 30, 1997, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1997 period as compared to the 1996 period.

    No provision for loan losses was deemed necessary during the 1997 nine month period as compared to a $14,000 provision during the 1996 period, reflecting management's determination that the allowance for loan losses was adequate throughout the 1997 period.

    The $10,012 increase in non-interest income from $28,894 for the nine months ended June 30, 1996 to $38,906 for the nine months ended June 30, 1997 was primarily due to $7,633 in gains on sales of foreclosed real estate during the 1997 period as compared to $1,000 in losses during the 1996 comparable period.

    The $212,335 increase in non-interest expense from $753,230 for the nine months ended June 30, 1996 to $965,565 for the comparable 1997 period, consisted primarily of increases in compensation and benefits of $71,326, Ohio franchise tax of $47,235, professional services expenses of $81,702 and other expenses of $35,549, partially offset by a decrease in SAIF deposit insurance premiums of $41,978. Other increases and decreases were relatively insignificant between periods. The increase in compensation and benefits was primarily due to $54,492 and $20,938 in ESOP and RRP compensation expense, respectively, recorded in the 1997 period with only $9,520 in ESOP compensation recorded in the 1996 comparable period. The Ohio franchise tax increased due to increased stockholders' equity. The increase in professional services and other expenses was due to increased costs during the 1997 period as compared to 1996 associated with operating as a public company. The decrease in SAIF deposit insurance premiums resulted from the lower assessment rate. See "RECAPITALIZATION OF SAIF."

    The provision for income taxes increased $19,205, due to increased pretax income.

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

    The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 14.7% at June 30, 1997, as compared to 15.0% at September 30, 1996. At June 30, 1997, the Bank's "liquid" assets totalled approximately $6.6 million, which was $4.4 million in excess of the current OTS minimum requirement.

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

    Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $1.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997, totaled $29.3 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

    At June 30, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1997, the Bank's tangible capital was $8.6 million, or 14.9% of adjusted total assets, core capital was $8.6 million, or 14.9% of adjusted total assets and risk-based capital was $8.8 million, or 34.1% of adjusted risk-weighted assets, exceeding the requirements by $7.7 million, $6.9 million and $6.7 million, respectively.

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

    In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally ranged from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay about 1.3 basis points. The Bank's insurance premiums, which have amounted to 23 basis points have been reduced to 6.4 basis points, effective January 1, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted.

    The Company will be required to adopt the provisions of Statement No. 123 effective for the fiscal year ending September 30, 1997. The adoption of this statement, or the disclosure of pro forma information, is not expected to have a material effect on the Company's financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:

NO.                                                     DESCRIPTION                                                  PAGE
---------  -----------------------------------------------------------------------------------------------------     -----
3.1         Certificate of Incorporation of First Federal Financial Bancorp, Inc.(1)
3.2         Bylaws of First Federal Financial Bancorp, Inc.(1)
            27 Financial Data Schedule.                                                                               E-1

------------------------

(1) / Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the Securities and Exchange Commission on February 26, 1996, as amended.

        b) No Form 8-K reports were filed during the quarter.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 1997                          By:/s/ I. Vincent Rice
      ------------------------------             ------------------------------
                                                  I. Vincent Rice, President


Date: August 4, 1997                          By:/s/ Jeffery W. Clark
      ------------------------------             ------------------------------
                                                 Jeffery W. Clark, Comptroller