Form 10KSB40
period 1997-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1997-12-29
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-KSB

  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended: September 30, 1997

                                  OR

-----  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       ECURITIES EXCHANGE ACT OF 1934

                       Commission File No.: 0-28020

                  FIRST FEDERAL FINANCIAL BANCORP, INC.
-----------------------------------------------------------------------------
              (Name of Small Business Issuer in its charter)

           DELAWARE                                       31-1456058
------------------------------               --------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                 Identification Number)


     415 Center Street                                      45638
      Ironton, Ohio
------------------------------               --------------------------------
   (Address of Principal                                  (Zip Code)
    Executive Offices)

    Issuer's telephone number, including area code: (614) 532-6845

    Securities registered under Section 12(b) of the Exchange Act:

                            Not Applicable

    Securities registered under Section 12(g) of the Exchange Act:
              Common Stock (par value $0.01 per share)
-----------------------------------------------------------------------------
                           (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    ------         ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    X
                                             -------
Issuer's revenues for its most recent fiscal year: $4.1 million

As of December 16, 1997, the aggregate value of the 530,999 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 115,384 shares held by all directors and executive officers of the Registrant as a group, was approximately $8.7 million. This figure is based on the last known trade price of $16.44 per share of the Registrant's Common Stock on December 16, 1997.

Number of shares of Common Stock outstanding as of December 22, 1997:
646,383 Transitional Small Business Disclosure Format: Yes        No   X
                                                           -----     -----
                     DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    First Federal Financial Bancorp, Inc. (the "Company") is a Delaware corporation and sole stockholder of First Federal Savings Bank of Ironton (the "Savings Bank") which converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank in June 1996. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to its employee stock ownership plan, and the balance of the net conversion proceeds retained by the Company. The business of the Company initially consists of the business of the Savings Bank. At September 30, 1997, the Company had $59.2 million in total consolidated assets, $48.7 million in total consolidated liabilities and $10.5 million in total consolidated stockholders' equity.

    The Company's principal executive office is located in Ironton, Ohio. The Savings Bank conducts business from its main office in Ironton, Ohio and one branch office located in Proctorville, Ohio. The Savings Bank began conducting business in 1935. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.

    The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on originating real estate loans secured by single-family residential properties in the local markets it serves. See "-Competition." At September 30, 1997, the total gross loan portfolio amounted to $40.3 million, or 68.1%, of total consolidated assets, of which $36.0 million, or 89.2%, were single-family residential mortgage loans, $.7 million, or 1.7%, were multi-family residential loans, $1.9 million, or 4.8%, were commercial real estate loans and $1.7 million, or 4.3%, were comprised of other loans, including home improvement loans, automobile loans and loans secured by savings accounts.

    The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed and related securities (hereinafter "mortgage-backed securities"), municipal and corporate debt securities and other short-term investments. At September 30, 1997, investment securities (both "held to maturity" as well as "available for sale") were $9.0 million, or 15.2% of total consolidated assets, and mortgage-backed securities (both "held to maturity" as well as "available for sale") were $7.8 million, or 13.2% of total consolidated assets. The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits and noninterest expenses. Funds are provided primarily by deposits, amortization and prepayments of outstanding loans and mortgage-backed securities and other sources.

    Operating characteristics of the Company and the Savings Bank in recent years include the following:

    - PROFITABILITY. For the year ended September 30, 1997, the Company had net income of $287,000 as compared to $217,000 for the year ended September 30, 1996, and as compared to the Savings Bank's net income of $353,000 for the year ended September 30, 1995. The Company's net income in fiscal 1996 was negatively impacted by a one-time assessment of $177,780, net of related tax benefits, to recapitalize the SAIF, as described under "--Regulation--Insurance of Accounts." Without such special assessment net income would have been $394,000. The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income amounted to $1.7 million, $1.5 million and $1.4 million for the years ended September 30, 1997, 1996 and 1995, respectively. The interest rate spreads were 2.12%, 2.36% and 2.62% for the years ended September 30, 1997, 1996 and 1995, respectively. Return on average assets was .49%, .41% (.75% without the SAIF assessment) and 0.73% for the years ended September 30, 1997, 1996 and 1995, respectively.

    - NONINTEREST EXPENSE. The Company's profitability has been enhanced by management's emphasis on operating efficiency. The Company's ratio of noninterest expense to average total consolidated assets amounted to 2.24% for the year ended September 30, 1997 and averaged 2.22% for the three years ended September 30, 1997. Non-interest income historically has not been a source of profitability.

    - ASSET QUALITY. Management of the Company believes that good asset quality is the key to long-term financial strength and, as a result, the Company's investments are intended to maintain asset quality and control credit risk. In accordance with this approach, the Company has predominantly emphasized single-family residential real estate loans, which comprised 89.2% of total loans receivable at September 30, 1997. As of such date, total non-performing assets constituted $134,000, or .22% of total consolidated assets.

    - STRONG CAPITAL POSITION. At September 30, 1997, the Company had total stockholders' equity of $10.5 million. The Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.0%, 15.0% and 33.7%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

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

LENDING ACTIVITIES

    GENERAL. The Company's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Lawrence County, Ohio. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company does not originate either FHA-insured or VA-guaranteed real estate loans. The Company's single-family residential loans constituted 89.2% of the total loan portfolio at September 30, 1997. To a significantly lesser extent, the Company's loan portfolio also includes loans secured by multi-family residential properties and commercial real estate, loans secured by savings deposits, automobile loans, home improvement loans and miscellaneous other loans.

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                         SEPTEMBER 30,
                                                                ----------------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                --------------------  --------------------  --------------------
                                                                  AMOUNT        %       AMOUNT        %       AMOUNT        %
                                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family residential...................................  $  35,984       89.2% $  32,673       90.0% $  30,536       89.7%
  Multi-family residential....................................        685        1.7        230         .6        251         .7
  Commercial real estate......................................      1,961        4.8      1,734        4.9      1,748        5.2
                                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total real estate loans...................................     38,630       95.7     34,637       95.5     32,535       95.6
                                                                ---------  ---------  ---------  ---------  ---------  ---------
Non-real estate loans:
  Loans secured by savings accounts...........................        556        1.4        703        1.9        567        1.7
  Home improvement............................................         86         .2         86         .2         74         .2
  Automobile..................................................        508        1.3        463        1.3        387        1.1
  Other(1)....................................................        566        1.4        397        1.1        486        1.4
                                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total other loans.........................................      1,716        4.3      1,649        4.5      1,514        4.4
                                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total loans...............................................     40,346      100.0%    36,286      100.0%    34,049      100.0%
                                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------  ---------
Less:
  Unearned interest...........................................       (140)                 (118)                 (117)
  Loans in process............................................       (880)                 (909)               (1,016)
  Deferred loan fees..........................................        (13)                  (21)                  (29)
  Allowance for loan losses...................................       (287)                 (283)                 (278)
                                                                ---------             ---------              ---------
    Net loans.................................................  $  39,026             $  34,955              $  32,609
                                                                ---------             ---------              ---------
                                                                ---------             ---------              ---------

------------------------

(1) Comprised primarily of unsecured consumer loans.

    CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                     DUE 1-3 YEARS  DUE 3-5 YEARS  DUE 5-10 YEARS   DUE 10-15 YEARS   DUE 15 YEARS
                        DUE 1 YEAR       AFTER          AFTER           AFTER            AFTER       AND MORE AFTER
                          OR LESS       9/30/97        9/30/97         9/30/97          9/30/97         9/30/97        TOTAL
                        -----------  -------------  -------------  ---------------  ---------------  --------------  ---------
                                                                    (IN THOUSANDS)
Single-family
  residential.........   $   1,243     $   2,606      $   2,795       $   7,390       $    10,506      $   11,444    $  35,984
Multi-family
  residential.........          20            46             55              61                65             438          685
Commercial real
  estate..............          93           202            205             525               432             504        1,961
Non-real estate.......         776           687            206              47           --               --            1,716
                         ---------     ---------      ---------       ---------       -----------      ----------    ---------
    Total.............   $   2,132     $   3,541      $   3,261       $   8,023       $    11,003      $   12,386    $  40,346
                         ---------     ---------      ---------       ---------       -----------      ----------    ---------
                         ---------     ---------      ---------       ---------       -----------      ----------    ---------

    The following shows for the total loans due after one year from September 30, 1997 the type and amount which have fixed interest rates and those which have adjustable interest rates.

                                                                                FIXED      FLOATING OR
                                                                                RATES    ADJUSTABLE-RATES   TOTAL
                                                                              ---------  ---------------  ---------
                                                                                         (IN THOUSANDS)
Real estate loans:
  Single-family residential.................................................  $   5,806     $  28,935     $  34,741
  Multi-family residential..................................................     --               665           665
  Commercial real estate....................................................         49         1,819         1,868
                                                                              ---------       -------     ---------
    Total real estate loans.................................................      5,855        31,419        37,274
                                                                              ---------       -------     ---------
Non-real estate loans:
  Loan secured by savings accounts..........................................     --            --            --
  Home improvement..........................................................         58        --                58
  Automobile................................................................        342        --               342
  Other(1)..................................................................        540        --               540
                                                                              ---------       -------     ---------
    Total other loans.......................................................        940        --               940
                                                                              ---------       -------     ---------
      Total loans...........................................................  $   6,795     $  31,419     $  38,214
                                                                              ---------       -------     ---------
                                                                              ---------       -------     ---------

------------------------

(1) Comprised primarily of unsecured consumer loans.

    Scheduled contractual amortization of loans does not reflect the expected term of the Company's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments. The Company also has the right under its mortgage loan documentation to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. However, depending on whether it is profitable for the Company to do so, the Company will also permit loan assumptions subject to the acceptability of the assignee from a full credit underwriting standpoint. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

    LOAN ACTIVITY. The following table shows total loans originated and repaid during the periods indicated. There were no loans purchased or sold during the periods.

                                                                                          YEAR ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------

                                                                                               (IN THOUSANDS)
Loan originations:
  Single-family residential..........................................................  $   8,509  $   8,481  $   9,802
  Multi-family residential...........................................................        458         70     --
  Commercial real estate.............................................................        536        324        165
  Non-real estate....................................................................      1,112        991        979
                                                                                       ---------  ---------  ---------
    Total loans originated...........................................................     10,615      9,866     10,946
  Loan principal reductions..........................................................     (6,495)    (6,257)    (5,677)
                                                                                       ---------  ---------  ---------
    Net increase (decrease) before other items.......................................      4,120      3,609      5,269
Decrease due to other items, net.....................................................        (49)    (1,263)    (1,407)
                                                                                       ---------  ---------  ---------
Net increase in loan portfolio.......................................................  $   4,071  $   2,346  $   3,862
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The lending activities of the Company are subject to underwriting standards and loan origination procedures established by the Company's Board of Directors. After a loan application is taken, the Company begins the process of obtaining credit reports, appraisals (with respect to a mortgage loan) and other documentation involved with the loan. With respect to loans on property, the Company generally requires that a property appraisal be obtained in connection with all new mortgage loans, which are performed by independent appraisers designated by the Board of Directors. The Company also requires that hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain. The Company receives a title opinion from an attorney in connection with closing a mortgage loan.

    Residential mortgage loan applications are primarily developed from referrals, existing customers and walk-in customers and advertising. Commercial real estate loan applications are primarily attributable to walk-in customers and referrals. Consumer loan applications are primarily obtained through existing and walk-in customers and advertising.

    Applications for residential mortgage loans are required to be approved by either the Loan Committee of the Board of Directors, which is comprised of at least three directors (for loans of $50,000 or less) or a majority of the Board of Directors (for loans with greater principal balances). The Company's President has authority to approve consumer loans in amounts of up to $25,000 (on a secured basis) and $10,000 (on an unsecured basis) provided that the Company's underwriting requirements are otherwise satisfied.

    Most of the Company's single-family residential mortgage loans are originated for up to 80% of the lesser of the purchase price or appraised value (although the Company will originate such loans for up to a lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property) for terms of up to 20 years and 30 years for fixed-rate and adjustable-rate loans, respectively. The Company will originate multi-family residential loans up to 70% of the value of the security property for terms of up to 15 years and commercial real estate loans for up to 60% of the appraised value for terms of up to 15 years. Share loans are originated in an amount up to 95% of the savings account balance at 2% over the rate paid on the account. Automobile loans are for up to five years for new cars and shorter terms for loans on used cars.

    Under applicable federal regulations, the permissible amount of loans to one borrower may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Company's five largest loans or groups of loans to one borrower, including related entities, ranged from an aggregate of $264,000 to $534,000 and the Company's loans-to-one-borrower limit was $1.3 million at such date. All of such loans were performing as of September 30, 1997.

    SINGLE-FAMILY RESIDENTIAL LOANS. The Company's single-family residential mortgage loans consist almost exclusively of conventional loans. The Company originates solely for portfolio retention and has never sold any loans originated. The single-family residential mortgage loans offered by the Company currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans have maturities of up to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At September 30, 1997, $6.3 million, or 17.5%, of the Company's single-family residential mortgage loans were fixed-rate loans.

    The adjustable-rate loans currently offered by the Company have maturities which range up to 30 years, with interest rates which adjust every year in accordance with a Federal Home Loan Bank index of national contract averages of single-family loans closed in the prior month, plus a margin. The margin established by the Company may be more or less than the Federal Housing Finance Board index rate. The Company's adjustable-rate residential loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date and 5% over the life of the loan. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be fully amortized by the end of the loan term and, thus, do not permit so-called negative amortization. With the decline in market rates of interest over the past few years, the Company's customers have shown a preference for adjustable-rate loans. Originations of adjustable-rate residential loans constituted 84.7%, 85.3% and 90.1% of total origination of single-family residential loans during the years ended September 30, 1997, 1996 and 1995, respectively. At September 30, 1997, $29.7 million or 82.5% of the Company's single-family residential mortgage loans were adjustable-rate loans.

    Adjustable-rate loans decrease the risks to the Company of holding long-term mortgages, but involve other risks. In a rising interest rate environment, as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date because of the generally declining interest rate environment in recent years, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

    The Company currently will lend up to the lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property. Most loans are made for up to 80% of the lesser of the purchase price or appraised value. Beginning in May 1994, however, the Company initiated a "First Time Homebuyer's Program," which has been popular with customers, pursuant to which it will lend up to the lesser of 90% of the purchase price or the appraised value of the property and offer an interest rate which is .25% below its quoted rate. A prospective borrower must otherwise meet the Company's underwriting standards. The Company requires either private mortgage insurance or sufficient funds on deposit in a savings account with the Company on any loans which are originated with a loan-to-value ratio of greater than 80%. The Company's "First Time Homebuyer's Program" contributed 22.8%, 22.0% and 23.1% of total residential originations during fiscal 1995, 1996 and 1997.

    The Company began offering home equity loans secured by the underlying equity in the borrower's home to those borrowers with whom it has a first mortgage loan in April 1996. Such home equity loans are amortizing loans with a maximum term of 20 years. The Company's home equity loans require combined loan-to-value ratios of 95% or less, depending on the borrowers debt to income ratio.

    MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. At September 30, 1997, the Company's multi-family residential loan portfolio was comprised of four apartment buildings which contain between 6 and 20 units. The Company will originate loans up to 70% of the value of the security property for terms of up to 15 years. At September 30, 1997, the Company had $.7 million, or 1.7% of the total loan portfolio, invested in multi-family residential loans.

    At September 30, 1997, the Company's commercial real estate portfolio was comprised of 32 properties, with principal balances of up to $182,600. The properties which secure such loans are local facilities and include a warehouse, churches, a multi-purpose building, and various other small commercial facilities. The Company will originate loans for up to 60% of the appraised value for terms of up to 15 years. At September 30, 1997, the Company's commercial real estate loan portfolio amounted to $1.9 million or 4.8% of the total loan portfolio.

    The Company evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser to substantiate property values for every commercial real estate and multi-family loan transaction.

    Multi-family and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, or other commercial space. The Company attempts to minimize its risk exposure by limiting such lending to proven owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

    NON-REAL ESTATE LOANS. At September 30, 1997, the Company had $556,000, or 1.4% of the total loan portfolio, invested in loans secured by savings accounts. The Company will originate such loans in an amount up to 95% of the account balance at 2% over the rate paid on the account. In addition, as of such date, the Company had $508,000, or 1.3% of the total loan portfolio, invested in new and used automobile loans, which are fixed-rate loans with terms ranging up to five years in the case of loans on new cars and shorter terms for loans on used cars; $86,000, or .2% of the total loan portfolio, invested in home improvement loans and $566,000, or 1.4% of the total loan portfolio, invested in other miscellaneous loans, primarily small, short-term unsecured loans to customers.

ASSET QUALITY

    GENERAL. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. A notice is sent 15 days after a payment is due and, if payment has not been received within approximately 10 days, the borrower is contacted by phone. In most cases, deficiencies are cured promptly. If a delinquency continues, additional efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when a real estate loan becomes 90 days delinquent, the Company institutes foreclosure proceedings or takes such other action as may be necessary to minimize any potential loss. The Company believes that the attention paid by its collection department to late payments is a major reason for the low level of non-performing assets over the last several years.

    Real estate loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a real estate loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on real estate loans past due 90 days or more.

    The Company generally follows the same rigorous collection procedure described above for its consumer loans. The Company charges off all consumer loans after the fifth payment due is missed.

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

    NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the periods presented.

                                                                                                       SEPTEMBER 30,
                                                                                              -------------------------------
                                                                                                1997       1996       1995
                                                                                              ---------  ---------  ---------
                                                                                                  (DOLLARS IN THOUSANDS)
Non-accruing loans:
  Single-family residential.................................................................  $      84  $     109  $      46
                                                                                              ---------        ---        ---
    Total non-accruing loans................................................................         84        109         46
                                                                                              ---------        ---        ---
Accruing loans greater than 90 days delinquent..............................................     --         --         --
                                                                                              ---------        ---        ---
    Total non-performing loans(1)...........................................................         84        109         46
                                                                                              ---------        ---        ---
Real estate owned(1)........................................................................         50         33     --
                                                                                              ---------        ---        ---
    Total non-performing assets.............................................................  $     134  $     142  $      46
                                                                                              ---------        ---        ---
                                                                                              ---------        ---        ---
    Total non-performing loans as a percentage of total loans...............................        .21%      0.31%      0.14%
                                                                                              ---------        ---        ---
                                                                                              ---------        ---        ---
    Total non-performing assets as a percentage of total assets.............................        .22%      0.25%      0.09%
                                                                                              ---------        ---        ---
                                                                                              ---------        ---        ---

                                                 (Footnotes on following page)

------------------------

(1) The decrease in total non-performing loans is attributable to three loans on non-accrual status at September 30, 1997 (the largest of which was $35,000) as compared to five loans at September 30, 1996, net of the transfer of one single-family residential loan to real estate owned during the 1997 fiscal year. Management does not expect any material losses to be sustained as a result of these non-accrual loans.

    For the years ended September 30, 1997 and 1996, gross interest income which would have been recorded had the loans accounted for on a non-accrual basis been current in accordance with their original terms amounted to $3,447 and $3,584, respectively. For the years ended September 30, 1997 and 1996, $3,213 and $3,895 were included in interest income for these same loans prior to the time they were placed on non-accrual status.

    ALLOWANCE FOR LOAN LOSSES. The Company's policy is to establish reserves for estimated losses on loans when it determines that a significant and probable decline in value occurs. The allowance for losses on loans is maintained at a level believed adequate by management to absorb estimated losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The Company's allowance for loan losses has historically been predicated on its low loss experience.

    The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                                                                        YEAR ENDED
                                                                                                       SEPTEMBER 30,
                                                                                              -------------------------------
                                                                                                1997       1996       1995
                                                                                              ---------  ---------  ---------

                                                                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period..............................................................  $     283  $     278  $     265
                                                                                                    ---        ---        ---
Charge-offs:
  Single-family residential.................................................................         (2)        (2)        --
  Consumer and other........................................................................         --         (8)        (1)
Recoveries:
  Single-family residential.................................................................          1         --         --
  Consumer and other........................................................................          2          1          1
                                                                                                    ---        ---        ---
  Net (charge-offs) recoveries..............................................................          1         (9)        --
                                                                                                    ---        ---        ---
  Provision for loan losses...................................................................          3         14         13
                                                                                                    ---        ---        ---
Balance at end of period....................................................................  $     287  $     283  $     278
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---
Allowance for loan losses as a percent of total loans outstanding...........................       0.73%      0.81%      0.85%
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---
Ratio of net charge-offs to average loans outstanding.......................................         --%      0.03%      0.00%
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---

    The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                          SEPTEMBER 30,
                                        --------------------------------------------------------------------------------
                                                   1997                        1996                        1995
                                        --------------------------  --------------------------  ------------------------
                                                     PERCENT OF                    PERCENT OF                 PERCENT OF
                                                      LOANS TO                      LOANS TO                   LOANS TO
                                        AMOUNT       TOTAL LOANS      AMOUNT      TOTAL LOANS     AMOUNT      TOTAL LOANS
                                        -----------  -------------  -----------  -------------  -----------   -----------
                                                                              (DOLLARS IN THOUSANDS)
Single-family residential..............  $     255          88.9%    $     235       90.4%      $   225          87.4%
Multi-family residential...............          5           1.7             7         .6             8           3.0
Commercial real estate.................         14           4.9            14        4.8            13           5.2
Other loans............................         13           4.5            27        4.2            32           4.4
                                              -----        -----          -----     -----         -----         -----
    Total..............................  $     287         100.0%    $     283      100.0%      $   278         100.0%
                                              -----        -----          -----     -----         -----         -----
                                              -----        -----          -----     -----         -----         -----


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

    The Company's President has authority to implement the Company's Board-approved investment policy. The President may make investments of up to $500,000 without prior approval of the Board; however, the President generally seeks Board approval on all investments over $250,000. All of such investments are required to be reported to the Board for ratification at the next scheduled meeting. Pursuant to the Company's investment policy, all securities are to be purchased with the primary objective of safety of principal and liquidity and, secondarily, with consideration given to the yield to be earned. The Company is authorized to invest in U.S. Government and agency issues, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"), municipal bonds issued by state or local authorities (which generally must be rated in one of the top categories by one of the nationally recognized rating services) and certificates of deposit in insured institutions up to a maximum of $99,000 per institution.

    MORTGAGE-BACKED SECURITIES. The Company maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

    The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S.

Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. At September 30, 1997, the Company had an aggregate of $6.6 million, or 84.6% of total mortgage-backed securities (held to maturity and available for sale), invested in GNMA, FNMA and FHLMC certificates and, as of such date, the Company had $1.2 million, or 15.4% of total mortgage-backed securities, invested in four collateralized mortgage obligations ("CMOs").

    In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The Company's CMO's were issued by the GNMA and FNMA and are performing in accordance with their terms. As of September 30, 1997, the Company did not own any mortgage-related securities designated as "high-risk mortgage securities" under OTS pronouncements.

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

    Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At September 30, 1997, none of the Company's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "--Regulation--The Savings Bank--Capital Requirements."

    The Company's mortgage-backed securities are classified as either held to maturity or available for sale based upon the Company's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. The mortgage-backed securities of the Company which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-backed securities available for sale are carried at the lower of cost or current market value. See Notes 1, 5 and 6 of the Notes to Consolidated Financial Statements.

    The following table sets forth the composition of the Company's mortgage-backed securities held to maturity at the dates indicated.

                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                           (DOLLARS IN THOUSANDS)
GNMA certificates....................................................................  $      40  $      43  $     656
FNMA certificates....................................................................      1,591      1,762      3,185
FHLMC certificates...................................................................      2,600      3,142      4,401
Collateralized mortgage obligations..................................................        356        124        163
                                                                                       ---------  ---------  ---------
  Total mortgage-backed securities held to maturity..................................      4,587      5,071      8,405
Unamortized premiums.................................................................        123        137        194
Unearned discounts...................................................................        (14)       (18)       (31)
                                                                                       ---------  ---------  ---------
  Net mortgage-backed securities held to maturity....................................  $   4,696  $   5,190  $   8,568
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Weighted average interest rate.......................................................       6.01%      6.47%      6.52%
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The following table sets forth the composition of the Company's mortgage-backed securities available for sale at the dates indicated.

                                                                                                  SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
                                                                                             (DOLLARS IN THOUSANDS)
GNMA certificates......................................................................  $     831  $     955      $ 465
FNMA certificates......................................................................        854        945        397
FHLMC certificates.....................................................................        575        657        131
Collateralized mortgage obligations....................................................        848         --         --
                                                                                         ---------  ---------      -----
  Total mortgage-backed securities available for sale..................................      3,108      2,557        993
Unamortized premiums...................................................................         27         31         15
Unearned discounts.....................................................................        (36)        (8)        (4)
Unrealized holding gain (loss) on mortgage-backed securities available for sale........         31         (4)       (14)
                                                                                         ---------  ---------      -----
  Net mortgage-backed securities available for sale....................................  $   3,130  $   2,576      $ 990
                                                                                         ---------  ---------      -----
                                                                                         ---------  ---------      -----
Weighted average interest rate.........................................................       6.67%      6.60%      6.09%
                                                                                         ---------  ---------      -----
                                                                                         ---------  ---------      -----

    The following table sets forth the activity in the Company's aggregate mortgage-backed securities portfolio (held to maturity and available for sale) during the periods indicated.

                                                                                         AT OR FOR THE YEAR ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
                                                                                              (IN THOUSANDS)
Mortgage-backed securities at beginning of period...................................  $   7,766  $   9,558  $  10,712
Purchases...........................................................................      1,124         --         --
Repayments..........................................................................     (1,081)    (1,769)    (1,133)
Sales...............................................................................         --         --         --
Accretion and amortization, net.....................................................        (18)       (33)       (38)
Net change in unrealized holding gain on available for sale securities..............         35         10         17
                                                                                      ---------  ---------  ---------
Mortgage-backed securities at end of period.........................................  $   7,826  $   7,766  $   9,558
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    At September 30, 1997, the weighted average contractual maturity of the Company's aggregate mortgage-backed securities (held to maturity and available for sale) was approximately 23 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

    INVESTMENT SECURITIES. The following table sets forth certain information relating to the Company's investment securities held to maturity at the dates indicated.

                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
U.S. Treasury securities.............................................................  $      --  $     250  $     250
U.S. Government agency securities....................................................      4,380      5,078      1,843
Municipal bonds......................................................................      1,628      1,447      1,008
Certificates of deposit..............................................................        779      1,771      1,780
FHLB stock...........................................................................        470        438        409
                                                                                       ---------  ---------  ---------
  Total..............................................................................  $   7,257  $   8,984  $   5,290
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The following table sets forth certain information relating to the Company's investment securities available for sale at the dates indicated.

                                                                                                    SEPTEMBER 30,
                                                                                          ---------------------------------
                                                                                            1997       1996        1995
                                                                                          ---------  ---------     -----
                                                                                                   (IN THOUSANDS)
U.S. Government agency securities.......................................................  $   1,549  $   2,391   $  --
Obligations of states and political subdivisions........................................        140        140      --
                                                                                          ---------  ---------   -----
  Total investment securities available for sale........................................      1,689      2,531      --
Unrealized holding gain on investment securities available for sale.....................          5          1      --
                                                                                          ---------  ---------   -----
Net investment securities available for sale............................................  $   1,694  $   2,532   $  --
                                                                                          ---------  ---------   -----
                                                                                          ---------  ---------   -----

    The following table sets forth certain information regarding the maturities of the Company's investment securities at September 30, 1997.


                                                                     CONTRACTUALLY MATURING
                                     --------------------------------------------------------------------------------------
                                               WEIGHTED               WEIGHTED                WEIGHTED             WEIGHTED
                                     UNDER 1   AVERAGE                AVERAGE                 AVERAGE    OVER 10   AVERAGE
                                      YEAR      YIELD     1-5 YEARS    YIELD     6-10 YEARS    YIELD      YEARS     YIELD
                                     -------   --------   ---------   --------   ----------   --------   -------   --------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Government agency
  securities.......................   $ --         --%     $4,083       6.21%      $1,492       6.97%    $  500      7.00%
Municipal bonds....................    150       4.65         484       5.90          898       5.25         95      4.95
Certificates of deposit............    297       5.55         482       6.16           --         --         --        --
FHLB stock.........................     --         --          --         --           --         --        470      7.09
                                     -------     ----     ---------     ----     ----------     ----     -------     ----
Total..............................   $447       5.24%     $5,049       6.18%      $2,390       5.87%    $1,065      6.85%
                                     -------     ----     ---------     ----     ----------     ----     -------     ----
                                     -------     ----     ---------     ----     ----------     ----     -------     ----

    The Company's investment securities are classified as either held to maturity or available for sale at the time of purchase, in accordance with Generally Accepted Accounting Principles.

SOURCES OF FUNDS

    GENERAL.

    The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through its main and branch offices. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, from maturing investment securities and, occasionally, from advances from the FHLB of Cincinnati. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Company may use borrowings to supplement its deposits as a source of funds.

    DEPOSITS. The Company's current deposit products primarily include passbook accounts and certificates of deposit ranging in terms from six months to 37 months, and to a lesser extent, demand accounts. The Company's deposit products also include Individual Retirement Account ("IRA") certificates.

    The Company's deposits are obtained from residents in its primary market area. The Company attracts local deposit accounts by offering competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media and radio advertising.

    The following table sets forth the dollar amount and average interest rates of deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                                                   SEPTEMBER 30,
                                                       ----------------------------------------------------------------------
                                                                1997                    1996                    1995
                                                       ----------------------  ----------------------  ----------------------
                                                        AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                                       ---------  -----------  ---------  -----------  ---------  -----------
                                                                               (DOLLARS IN THOUSANDS)
Certificate accounts:
  2.00--4.00%.....................................     $   1,006         2.2%  $   1,662         3.7%  $   2,452         5.3%
  4.01--6.00%.....................................        13,142        29.2      21,321        47.6       8,698        18.8
  6.01--8.00%.....................................        20,630        45.9      10,965        24.5      22,945        49.7
                                                       ---------       ------  ---------       -----   ---------       -----
Total certificate accounts........................        34,778        77.3      33,948        75.8      34,095        73.8
                                                       ---------       ------  ---------       -----   ---------       -----
Transaction accounts:
  Passbook accounts...............................         9,054        20.1       9,863        22.0      11,191        24.2
  Christmas Club..................................            91          .2          96          .2          94         0.2
  Demand accounts.................................         1,070         2.4         902         2.0         818         1.8
                                                       ---------       ------  ---------       -----   ---------       -----
Total transaction accounts........................        10,215        22.7      10,861        24.2      12,103        26.2
                                                       ---------       ------  ---------       -----   ---------       -----
Total deposits....................................     $  44,993       100.0%  $  44,809       100.0%  $  46,198       100.0%
                                                       ---------       ------  ---------       -----   ---------       -----
                                                       ---------       ------  ---------       -----   ---------       -----

    The following table sets forth the savings activities of the Company during the periods indicated.

                                                                                             YEAR ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Deposits.........................................................................  $  35,414  $  39,002  $  35,225
Withdrawals......................................................................    (37,046)    42,057     32,457
                                                                                   ---------  ---------  ---------
  Net increase (decrease) before interest credited...............................     (1,632)    (3,055)     2,768
Interest credited................................................................      1,816      1,666      1,468
                                                                                   ---------  ---------  ---------
  Net increase (decrease) in deposits............................................  $     184  $  (1,389) $   4,236
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The following table shows the contractual interest rate and maturity information for the Company's certificates of deposit at September 30, 1997.

                                        MATURITY DATE
                 -----------------------------------------------------------
                 ONE YEAR      OVER         OVER         OVER
                  OR LESS    1-2 YEARS    2-3 YEARS     3 YEARS      TOTAL
                 ---------  -----------  -----------  -----------  ---------
                                       (IN THOUSANDS)
  2.00--4.00%    $   2,980   $      26    $      --    $      --   $   3,006
  4.01--6.00%       21,079       3,163          786           16      25,044
  6.01--8.00%        3,309       1,292        1,794          333       6,728
                 ---------   ---------    ---------    ---------   ---------
     Total       $  27,368   $   4,481    $   2,580    $     349   $  34,778
                 ---------   ---------    ---------    ---------   ---------
                 ---------   ---------    ---------    ---------   ---------

    The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 1997. The Company does not use brokered deposits and the substantial majority of all funds are from within the local market area.

                                 CERTIFICATES OF DEPOSIT MATURING
                                        IN QUARTER ENDING:                                          (IN THOUSANDS)
--------------------------------------------------------------------------------------------------  ---------------
December 31, 1997.................................................................................     $     532
March 31, 1998....................................................................................           437
June 30, 1998.....................................................................................           442
September 30, 1998................................................................................           877
After September 30, 1998..........................................................................         1,380
                                                                                                          ------
Total certificates of deposit with balances of $100,000 or more...................................     $   3,668
                                                                                                          ------
                                                                                                          ------

    BORROWINGS. The Company may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 1997, the Company had $3.3 million in outstanding advances from the FHLB of Cincinnati.

    The following table sets forth the maximum month-end balance and average balance of the Company's FHLB advances during the periods indicated.

                                                                                                   YEAR ENDED
                                                                                                  SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
                                                                                             (DOLLARS IN THOUSANDS)
Maximum balance........................................................................  $   3,300  $     500  $   5,600
Average balance........................................................................      1,318         27      1,105
Year end balance.......................................................................      3,300        500         --
Weighted average interest rate:
  At end of year.......................................................................       6.25%      5.45%        --%
  During the year......................................................................       5.61       5.45       6.15

SUBSIDIARIES

    The Savings Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Savings Bank has no subsidiaries.

COMPETITION

    The Company faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located within 15 miles of Ironton, which covers Lawrence County, Ohio, Boyd and Greenup Counties, Kentucky and Cabell County, West Virginia, including many large financial institutions which have greater financial and marketing resources available to them.

    The Company's primary market area is Lawrence County, Ohio. Lawrence County has three banks with nine offices and four thrift institutions with eight offices which all compete for deposits and loans. Lawrence County has a very competitive financial institution market dominated in total deposits by banks. The Company is much smaller in size than many of its competitors in terms of assets and is less diversified.

    In addition, during times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

    The Company experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. The Company competes for loans principally through interest rates, by minimizing loan fees, and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

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

    ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "--The Savings Bank--Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--The Savings Bank--Qualified Thrift Lender Test."

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

    In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Savings Bank was in compliance with the above restrictions.

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

    THE SAVINGS BANK. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Savings Bank by the OTS was as of September 30, 1997. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

    INSURANCE OF ACCOUNTS. The deposits of the Savings Bank are currently insured by the SAIF of the FDIC. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits.

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

    Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Savings Bank's one-time special assessment amounted to $269,363 ($177,780 net of related tax benefits). The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by such an amount. Nevertheless, management does not believe that this one-time special assessment will have a material adverse effect on the Company's consolidated financial condition or cause non-compliance with the Savings Bank's regulatory capital requirements.

    In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally ranged from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 trough 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay about 1.3 basis points. The Savings Bank's insurance premiums, which have amounted to 23 basis points have been reduced to 6.4 basis points, effective January 1, 1997.

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

    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Savings Bank's regulatory capital.

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

    LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 1997, the Savings Bank's liquidity ratio was 13.0%.

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

    In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At September 30, 1997, the Savings Bank was a Tier 1 institution for purposes of this regulation.

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

    LOANS TO ONE BORROWER. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Savings Bank, see "--Lending Activities--Loan Activity."

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

    NATIONWIDE BANKING. The Savings Bank may face additional competition from commercial banks headquartered outside of the State of Ohio as a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became fully effective on June 1, 1997, and which will allow banks and bank holding companies headquartered outside of Ohio to enter the Savings Bank's market through acquisition, merger or de novo branching. For further information about the Savings Bank's competition, see "--Competition."

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

    The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At September 30, 1997, approximately 77.8% of the Savings Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Savings Bank under the QTI Test in effect at that time.

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

    FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1997, the Savings Bank had $3.3 million in FHLB advances.

    As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 1997, the Savings Bank had $470,100 in FHLB stock, which was in compliance with this requirement.

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

    FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super

NOW checking accounts) and non-personal time deposits. As of September 30, 1997, the Savings Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

    BAD DEBT RESERVES. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Savings Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Savings Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Savings Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

    Under the Small Business Act, the PTI Method was repealed and the Savings Bank is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Savings Bank's taxable year beginning January 1, 1996. In addition, the Small Business Act required banks to recapture (i.e., take into taxable income) over a six-year period, beginning with the taxable year beginning January 1, 1996, the excess of the balance of bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over (a) the greater of the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the bank during its six taxable years preceding January 1, 1996. The Savings Bank was not subject to any recapture under these provisions, as it had no excess reserves as defined above.

    At December 31, 1996, the federal income tax reserves of the Savings Bank included $1.3 million for which no federal income tax has been provided. All of this amount is attributable to pre-1987 bad debt reserves.

    DISTRIBUTIONS. If the Savings Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its pre-1987 bad debt reserves, the distribution would cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

    NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1997, the Savings Bank had no NOL carryforwards for federal income tax purposes.

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

    The Savings Bank's federal income tax returns for the tax years ended December 31, 1994 forward are open under the statute of limitations and are subject to review by the IRS.

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

    The Savings Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1997 return, which is based on net worth as of December 31, 1997.

    The Savings Bank's state franchise tax returns for the tax years ended December 31, 1994 forward are open under the statute of limitations and are subject to review by state taxing authorities.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company's principal executive office is located at 415 Center Street, Ironton, Ohio 45638. The following table sets forth certain information with respect to the offices and other properties of the Savings Bank at September 30, 1997.

                                            NET BOOK VALUE
DESCRIPTION/ADDRESS          LEASED/OWNED     OF PROPERTY    DEPOSITS
---------------------------  -------------  ---------------  ---------
                                                  (IN THOUSANDS)
Main Office(1)
415 Center Street
Ironton, Ohio 45638........      Owned         $   1,125     $  33,509

Branch Office(2):
201 State Street
Proctorville, Ohio 45669...      Owned               821        11,484

------------------------

(1) Drive-through facility expansion completed in October 1997. Located at the corner of 5th and Railroad Streets.

(2) This branch office opened on August 4, 1997. Former Chesapeake, Ohio branch was relocated to the new Proctorville location. The Company intends to sell the Chesapeake facility, which had a net book value of $107,000 at September 30, 1997.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required herein is incorporated by reference from pages 39 and 40 of the Company's 1997 Annual Report to Stockholders ("Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    The information required herein is incorporated by reference from pages three to 13 of the Company's 1997 Annual Report.

ITEM 7. FINANCIAL STATEMENTS.

    The information required herein is incorporated by reference from pages 2, and 14 to 37 of the Company's 1997 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information required herein is incorporated by reference from pages two to six, and nine of the Company's Proxy Statement dated December 19, 1997 ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION.

    The information required herein is incorporated by reference from pages ten to 16 of the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required herein is incorporated by reference from pages seven to nine of the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required herein is incorporated by reference from page 16 of the Company's Proxy Statement.

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    (a) Document filed as part of this Report.

     (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1997 Annual Report.

    Independent Auditor's Report.

    Consolidated Balance Sheets as of September 30, 1997 and 1996.

    Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995.

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.

    Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

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

NO.                      DESCRIPTION
--------- -------------------------------------------------------------------

3.1   Certificate of Incorporation of First Federal Financial Bancorp, Inc.(1)

3.2   Bylaws of First Federal Financial Bancorp, Inc.(1)

4     Stock Certificate of First Federal Financial Bancorp, Inc.(1)

10.1 Employment Agreement among First Federal Financial Bancorp, Inc., First Federal Savings Bank of Ironton and I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark)*(2)

10.2  Stock Option Plan*(2)

10.3  Recognition and Retention Plan and Trust*(2)

13    1997 Annual Report to Stockholders specified portion (p. two to 37, and
      40) of the Registrant's Annual Report to Stockholders for the year ended September 30, 1997.

21 Subsidiaries of the Registrant--Reference is made to Item 1.Business for the Required information

27    Financial Data Schedule

                                                (Footnotes on following page)

------------------------



(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 26, 1996, as amended.

(2) Incorporated by reference from the Form 10-KSB for the fiscal year ended September 30, 1996 filed by the Registrant with the SEC on December 26, 1996.

*   Management contract or compensatory plan or arrangement.

          (3) (b) Reports filed on Form 8-K.

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST FEDERAL FINANCIAL BANCORP, INC.

                                BY:  /s/ I. Vincent Rice
                                     -----------------------------------------
                                         I. Vincent Rice
                                            PRESIDENT

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ I. VINCENT RICE
------------------------------------------                  December 15, 1997
I. Vincent Rice
President (Principal Executive Officer)

/s/ JEFFERY W. CLARK
------------------------------------------                  December 15, 1997
Jeffery W. Clark
 Comptroller (Principal
 Financial and Accounting Officer)

/s/ THOMAS D. PHILLIPS
------------------------------------------                  December 15, 1997
Thomas D. Phillips
Chairman

/s/ JAMES E. WALDO
------------------------------------------                  December 15, 1997
James E. Waldo
 Vice Chairman

/s/ EDITH M. DANIELS
------------------------------------------                  December 15, 1997
Edith M. Daniels
Corporate Secretary and Director


/s/ EDWARD R. RAMBACHER
------------------------------------------                  December 15, 1997
Edward R. Rambacher
Director


/s/ STEVEN C. MILLESON
------------------------------------------                  December 15, 1997
Steven C. Milleson
Director

/s/ WILLIAM P. PAYNE
------------------------------------------                  December 15, 1997
William P. Payne
Director