Form 10QSB
period 1997-12-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1998-02-17
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (MARK ONE)

        [  X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED        DECEMBER 31, 1997
                                           ----------------------------------

                                       OR

        [    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO
                                  -------------------    --------------------

                   COMMISSION FILE NUMBER   0-28020
                                         -------------------------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       31-1456058
-------------------------------                ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

          415 CENTER STREET, IRONTON, OHIO                 45638
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (614) 532-6845
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

        AS OF FEBRUARY 11, 1998, THERE WERE ISSUED AND OUTSTANDING 646,383 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES                  NO     X
   -----------         -----------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (as of December 31,
          1997 (unaudited) and September 30, 1997)..............................        3

          Consolidated Statements of Income (for the three
          months ended December 31, 1997 (unaudited)
          and 1996 (unaudited)).................................................        4

          Consolidated Statements of Changes in Stockholders' Equity (for
          the three months ended December 31, 1997 (unaudited) and
          the year ended September 30, 1997)....................................        5

          Consolidated Statements of Cash Flows (for the three
          months ended December 31, 1997 (unaudited)
          and 1996 (unaudited)..................................................        6

          Notes to Consolidated Financial Statements............................      7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................    10-14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................       15
Item 2.   Changes in Securities.................................................       15
Item 3.   Defaults Upon Senior Securities.......................................       15
Item 4.   Submission of Matters to a Vote of Security Holders...................       15
Item 5.   Other Information.....................................................       15
Item 6.   Exhibits and Reports on Form 8-K......................................       15

Signatures  ....................................................................       16

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,           September 30,
                                                            1997                   1997
                                                         ------------           -------------
                                                         (Unaudited)
                                           ASSETS
CASH AND CASH EQUIVALENTS                                $    927,476           $    807,314

INVESTMENT SECURITIES HELD
 TO MATURITY                                                6,867,075              7,257,115

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                   1,694,817              1,694,104

LOANS RECEIVABLE                                           39,964,741             39,026,547

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                           4,553,273              4,695,838

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                         3,696,521              3,130,178

ACCRUED INTEREST RECEIVABLE                                   389,201                360,604

FORECLOSED REAL ESTATE                                         40,325                 50,046

OFFICE PROPERTIES AND EQUIPMENT                             1,917,789              2,052,833

OTHER ASSETS                                                  114,371                123,216
                                                         ------------           ------------

                                                         $ 60,165,589           $ 59,197,795
                                                         ============           ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS                                                 $ 44,847,528           $ 44,992,698

ADVANCES FROM FEDERAL HOME LOAN BANK                        4,575,000              3,300,000

DEFERRED FEDERAL INCOME TAXES PAYABLE                         104,303                101,736

ACCRUED INTEREST PAYABLE                                       19,566                 18,192

OTHER LIABILITIES                                             114,774                305,834
                                                         ------------           ------------

                    Total liabilities                      49,661,171             48,718,460
                                                         ------------           ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                  6,464                  6,464
  Employee benefit plans                                     (715,421)              (739,000)
  Additional paid-in capital                                6,067,657              6,060,242
  Retained earnings-substantially restricted                5,140,193              5,127,312
  Unrealized holding gain on investment
    securities available for sale, net of taxes                 5,525                 24,317
                                                         ------------           ------------

                    Total stockholders' equity             10,504,418             10,479,335
                                                         ------------           ------------

                                                         $ 60,165,589           $ 59,197,795
                                                         ============           ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   For The Three Months Ended
                                                                --------------------------------
                                                                December 31,        December 31,
                                                                    1997                1996
                                                                ------------        ------------
INTEREST INCOME:                                                (Unaudited)         (Unaudited)
  Loans receivable-
    First mortgage loans                                         $  741,571          $  681,135
    Consumer and other loans                                         33,130              34,065
  Mortgage-backed and related securities                            119,595             115,378
  Investment securities                                             138,944             189,239
  Other interest-earning assets                                      10,640              12,856
                                                                 ----------          ----------

                    Total interest income                         1,043,880           1,032,673
                                                                 ----------          ----------

INTEREST EXPENSE:
  Interest-bearing checking                                           4,406               3,460
  Passbook savings                                                   69,233              73,493
  Certificates of deposit                                           513,780             503,516
  Advances from Federal Home
    Loan Bank                                                        52,851               7,699
                                                                 ----------          ----------

                    Total interest expense                          640,270             588,168
                                                                 ----------          ----------

                    Net interest income                             403,610             444,505

PROVISION FOR LOAN LOSSES                                             3,000                 -
                                                                 ----------          ----------

                    Net interest income after provision
                     for loan losses                                400,610             444,505
                                                                 ----------          ----------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                     5,320               7,633
  Other                                                              11,595               4,273
                                                                 ----------          ----------

                    Total non-interest income                        16,915              11,906
                                                                 ----------          ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                         153,441             144,783
  Occupancy and equipment                                            36,326              22,649
  SAIF deposit insurance premium                                      7,223              21,362
  Directors' fees and expenses                                       23,862              16,261
  Franchise taxes                                                    36,675              19,110
  Data processing                                                    16,071              14,884
  Advertising                                                        16,799              14,395
  Professional services                                              24,569              61,496
  Other                                                              39,483              30,640
                                                                 ----------          ----------

                    Total non-interest expense                      354,449             345,580
                                                                 ----------          ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                             63,076             110,831

PROVISION FOR INCOME TAXES                                            8,710              38,423
                                                                 ----------          ----------
NET INCOME                                                       $   54,366          $   72,408
                                                                 ==========          ==========
NET INCOME PER SHARE                                             $      .09          $      .12
                                                                 ==========          ==========
NET INCOME PER SHARE ASSUMING DILUTION                           $      .09          $      .09
                                                                 ==========          ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Retained
                                                                 Employee        Additional        Earnings-
                                                 Common           Benefit          Paid-in       Substantially
                                                  Stock            Plans           Capital        Restricted
                                                  -----            -----           -------        ----------
BALANCES, September 30, 1996                   $     6,718      $  (513,080)     $ 6,280,193      $ 5,111,660

NET INCOME, 1997                                       -                -                -            286,347

CHANGE IN UNREALIZED HOLDING LOSS,
 net of deferred taxes $13,543                         -                -                -                -

ESOP SHARES RELEASED, 5,810
 shares; $12.68 average fair
 market value                                          -             58,100           17,004              -

RRP SHARES PURCHASED, 26,871 shares;
 $11.75 per share                                      -           (315,734)             -                -

RRP SHARES AMORTIZED, 2,603 shares                     -             30,604              -                -

DIVIDENDS PAID ($.28 per share)                        -              1,110              281         (166,923)

PURCHASE OF 25,400 TREASURY SHARES                    (254)             -           (237,236)        (103,772)
                                               -----------      -----------      -----------      -----------

BALANCES, September 30, 1997                         6,464         (739,000)       6,060,242        5,127,312

NET INCOME, three months ended
  December 31, 1997 (unaudited)                        -                -                -             54,366

CHANGE IN UNREALIZED HOLDING GAIN, net
  of deferred taxes $9,680 (unaudited)                 -                -                -                -

ESOP SHARES RELEASED, 1,416 shares; $15.68
  average fair market value (unaudited)                -             14,160            7,415              -

RRP SHARES AMORTIZED, 802 shares
  (unaudited)                                          -              9,419              -                -

DIVIDENDS PAID ($.07 per share)
  (unaudited)                                          -                -                -            (41,485)
                                               -----------      -----------      -----------      -----------

BALANCES, December 31, 1997
  (unaudited)                                  $     6,464      $  (715,421)     $ 6,067,657      $ 5,140,193
                                               ===========      ===========      ===========      ===========

                                                Unrealized
                                            Holding Gain (Loss)
                                               On Investment
                                                Securities          Total
                                                Available        Stockholders'
                                                 For Sale           Equity
                                               ------------      ------------
BALANCES, September 30, 1996                   $     (1,973)     $ 10,883,518

NET INCOME, 1997                                        -             286,347

CHANGE IN UNREALIZED HOLDING LOSS,
 net of deferred taxes $13,543                       26,290            26,290

ESOP SHARES RELEASED, 5,810
 shares; $12.68 average fair
 market value                                           -              75,104

RRP SHARES PURCHASED, 26,871 shares;
 $11.75 per share                                       -            (315,734)

RRP SHARES AMORTIZED, 2,603 shares                      -              30,604

DIVIDENDS PAID ($.28 per share)                         -            (165,532)

PURCHASE OF 25,400 TREASURY SHARES                      -            (341,262)
                                               ------------      ------------

BALANCES, September 30, 1997                         24,317        10,479,335

NET INCOME, three months ended
  December 31, 1997 (unaudited)                         -              54,366

CHANGE IN UNREALIZED HOLDING GAIN, net
  of deferred taxes $9,680 (unaudited)              (18,792)          (18,792)

ESOP SHARES RELEASED, 1,416 shares; $15.68
  average fair market value (unaudited)                 -              21,575

RRP SHARES AMORTIZED, 802 shares
  (unaudited)                                           -               9,419

DIVIDENDS PAID ($.07 per share)
  (unaudited)                                           -             (41,485)
                                               ------------      ------------

BALANCES, December 31, 1997
  (unaudited)                                  $      5,525      $ 10,504,418
                                               ============      ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Three Months Ended
                                                                                     -----------------------------
                                                                                     December 31,     December 31,
                                                                                        1997             1996
                                                                                     ------------     ------------
                                                                                     (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                         $    54,366      $    72,408
  Adjustments to reconcile net income to net cash
    provided by operating activities -
  Gains on foreclosed real estate                                                         (5,320)          (7,633)
  Provision for loan losses                                                                3,000              -
  Depreciation                                                                            24,069           13,065
  FHLB stock dividends                                                                    (8,500)          (7,700)
  Amortization and accretion, net                                                          3,421           (2,096)
  ESOP compensation                                                                       21,575           17,078
  RRP compensation                                                                         9,419            1,766
  Change in -
   Accrued interest receivable                                                           (28,597)         (19,254)
   Other assets                                                                            8,843           43,197
   Deferred Federal income taxes                                                          12,247            1,858
   Accrued interest payable                                                                1,374             (417)
   Accrued SAIF special assessment                                                           -           (269,363)
   Other liabilities                                                                     (71,060)          45,047
                                                                                     -----------      -----------
                   Net cash provided by (used for) operating activities                   24,837         (112,044)
                                                                                     -----------      -----------

INVESTING ACTIVITIES:
  Net increase in loans                                                                 (970,916)      (1,803,060)
  Proceeds from maturities of investment securities held to maturity                     400,000          497,000
  Proceeds from maturities and sales of investment securities available for sale             -          1,000,000
  Purchases of mortgage-backed securities available for sale                            (677,580)             -
  Principal collected on mortgage-backed securities held to maturity                     139,280          249,141
  Principal collected on mortgage-backed securities available for sale                    80,458           69,847
  Purchases of office properties and equipment                                            (9,025)         (85,586)
  Proceeds from sale of foreclosed real estate                                            44,763           41,000
                                                                                     -----------      -----------

                   Net cash used for investing activities                               (993,020)         (31,658)
                                                                                     -----------      -----------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                   (145,170)       1,083,732
  Dividends paid                                                                         (41,485)         (43,262)
  Proceeds from FHLB advances                                                          2,375,000          500,000
  Repayments of FHLB advances                                                         (1,100,000)             -
  Proceeds from other borrowed funds                                                         -             66,000
  Purchase of RRP shares                                                                     -           (205,624)
                                                                                     -----------      -----------

                   Net cash provided by financing activities                           1,088,345        1,400,846
                                                                                     -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    120,162        1,257,144

CASH AND CASH EQUIVALENTS, beginning of period                                           807,314          801,243
                                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                             $   927,476      $ 2,058,387
                                                                                     ===========      ===========

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                            $    29,722      $    11,603
  Change in unrealized holding loss on investment
   securities available for sale                                                         (28,472)          23,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                               41,385           31,750
  Interest paid                                                                          638,896          588,585

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

                The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 1997.

        Business

                The Company's principal business is conducted through the Bank which conducts business from its main office located in Ironton, Ohio, and one full-service branch located in Proctorville, Ohio (formerly located in Chesapeake, Ohio). The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Cincinnati ("FHLB").

        Principles of Consolidation

                The consolidated financial statements at December 31, 1997 and September 30, 1997, and for the three months ended December 31, 1997 and 1996, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)     COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,600 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three month periods ended December 31, 1997 and 1996 was $21,575 and $17,078, respectively.

(4)     STOCK OPTION PLAN

                On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Bank's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of December 31, 1997. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through December 31, 1997.

(5)     RECOGNITION AND RETENTION PLAN AND TRUST

                On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of December 31, 1997. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended December 31, 1997 and 1996 was $9,419 and $1,766, respectively.

                The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)     PURCHASE OF COMMON STOCK

                During the year ended September 30, 1997, the Company purchased 25,400 shares of its outstanding common stock at an aggregate cost of $341,262. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)     NET INCOME PER SHARE

                Net income per share for the three month periods ended December 31, 1997 and 1996, was calculated by dividing the consolidated net income by the weighted average number (602,501 and 620,475, respectively) of shares outstanding. Assuming dilution for the Company's outstanding, but unexercised stock options, the weighted average number of shares was 603,354 and 620,475, for the three months ended December 31, 1997 and 1996, respectively. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FINANCIAL CONDITION

                ASSETS. Total assets increased $1.0 million, or 1.7%, from $59.2 million at September 30, 1997 to $60.2 million at December 31, 1997. The increase consisted primarily of increases in cash and cash equivalents of $.1 million, loans receivable of $.9 million and mortgage-backed securities (held to maturity and available for sale) of $.4 million, offset by a decline in investment securities (held to maturity and available for sale) of $.4 million.

                CASH AND CASH EQUIVALENTS. The $.1 million increase in cash and cash equivalents, or 12.5%, resulted primarily from the retention of proceeds from maturities of investment securities during the period along with an increase in FHLB advances, partially offset by cash outflows used to fund loan demand and to purchase mortgage-backed securities.

                INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $.4 million, or 4.4%, from $9.0 million at September 30, 1997 to $8.6 million at December 31, 1997. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $.4 million, with no corresponding reinvestments of the proceeds.

                LOANS RECEIVABLE. Loans receivable increased $.9 million, or 2.3%, from $39.0 million at September 30, 1997 to $39.9 million at December 31, 1997. The majority of the increase is attributed to variable-rate mortgage loan originations.

                The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $38.6 million, or 96.0%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $1.6 million, or 4.0%, of total gross loans outstanding at December 31, 1997.

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

                ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans decreased slightly from .73% at September 30, 1997 to
 .71% at December 31, 1997. The dollar amount of the allowance totaled $287,000 at September 30, 1997 as compared to $286,000 at December 31, 1997.

                Charge-off activity for the three months ended December 31, 1997 and 1996, totaled $3,635 and $-0-, respectively. Recoveries totaled $-0- and $4,355 for the three months ended December 31, 1997 and 1996, respectively.

                The Company had $43,000 and $84,000 of non-accrual loans at December 31, 1997 and September 30, 1997, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

                The Company had no troubled debt restructurings during the three month periods ended December 31, 1997 and 1996.

                MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities increased $.4 million, or 5.1%, from $7.8 million at September 30, 1997 to $8.2 million at December 31, 1997, due to purchases of $.7 million, offset by scheduled principal payments of $.3 million.

                OFFICE PROPERTIES AND EQUIPMENT. The Company constructed a drive-through facility expansion at its Ironton office and a new branch banking facility located in Proctorville, Ohio during the year ended September 30, 1997. The total cost of both projects approximated $1.0 million. In connection with the opening of the new branch, the Chesapeake, Ohio branch was relocated to Proctorville. The Company intends to sell the Chesapeake facility. The branch relocation is expected to provide increased business opportunities for the Company.

                The Company purchased office properties and equipment of $9,025 and $85,586 during the three months ended December 31, 1997 and 1996, respectively.

                DEPOSITS. Deposits decreased by $.1 million, or .2%, from $45.0 million at September 30, 1997 to $44.9 million at December 31, 1997. The Company continues to offer competitive interest rates on deposits.

                ADVANCES FROM FEDERAL HOME LOAN BANK. The Company obtained advances totaling $2.4 million during the three months ended December 31, 1997 to meet its loan demand and other funding needs. $1.1 million of advances were repaid during the period. The Company has ample borrowing capacity if needed to fund future commitments.

                STOCKHOLDERS' EQUITY. Stockholders' equity totaled $10.5 million at December 31, 1997 and September 30, 1997. The Company's net income for the quarter was offset by dividends declared and the release of common stock shares to the employee benefit plans.

                RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

                Net income decreased $18,042, or 24.9%, from $72,408 for the quarter ended December 31, 1996 to $54,366 for the comparable 1997 quarter. Net income per share was $.09 and $.12 for the 1997 and 1996 quarters, respectively, both primary and assuming full dilution. The decrease in net income resulted from a decrease in net interest income of $40,895, or 9.2%, an increase in the provision for loan losses of $3,000, or 100.0%, and an increase in non-interest expense of $8,869, or 2.6%, offset by an increase in non-interest income of $5,009, or 42.1%, and a decrease in the provision for income taxes of $29,713, or 77.3%.

                Total interest income increased $11,207, or 1.1%, from $1,032,673 for the three months ended December 31, 1996 to $1,043,880 for the comparable 1997 period. The increase was due to increased levels of interest earned on loans receivable and mortgage-backed securities of

$59,501 and $4,217, respectively, offset by reductions in interest earned on investment securities and other interest-earning assets of $50,295 and $2,216, respectively. Interest on loans receivable and mortgage-backed securities increased primarily due to higher volumes of these assets in the 1997 period as compared to 1996. The decreases in interest on investment securities and other interest-earning assets for the 1997 quarter as compared to the 1996 quarter is primarily attributable to lower volumes of these assets.

                Total interest expense increased $52,102, or 8.9%, from $588,168 for the quarter ended December 31, 1996 to $640,270 for the quarter ended December 31, 1997, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1997 quarter as compared to the 1996 quarter, and to a lesser extent, due to higher interest rates paid on deposits.

                The Company provided $3,000 for loan losses during the 1997 quarter to correspond with the growth in the loan portfolio. This compared to no provision for loan losses for the 1996 quarter.

                The $5,009 increase in non-interest income, from $11,906 for the 1996 quarter to $16,915 for the 1997 quarter, resulted primarily from increased service charge income on deposit accounts.

                The $8,869 increase in non-interest expense, from $345,580 for the 1996 quarter to $354,449 for the 1997 quarter, consisted primarily of increases in compensation and benefits, franchise taxes, occupancy expenses and other expenses of $8,658, $17,565, $13,677 and $8,843, respectively, partially offset by reductions in SAIF deposit insurance premiums and professional services expenses of $14,139 and $36,927, respectively. Other categories of non-interest expenses increased slightly. Compensation and benefits increased due to a full 1997 quarter of Recognition and Retention Plan expense, as compared to only a partial quarter for 1996. Franchise taxes increased due to higher levels of stockholders' equity, on which the franchise taxes are based. Occupancy expenses and other expenses increased due to increased costs associated with the Company's branch bank relocation and drive-through facilities expansion, both projects having been completed in August, 1997. SAIF deposit insurance premiums decreased due to the lowering of the deposit insurance rate effective January 1, 1997, from $.23 per hundred of insured deposits to $.064 of insured deposits. Professional services expenses decreased due to the timing of such services performed for the 1997 quarter as compared to the 1996 quarter.

                The Company's provision for income taxes decreased $29,713 due to 1997 income levels being taxed at lower statutory tax rates as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

                The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 4% of certain liabilities as defined by the OTS and may be changed to reflect economic conditions.

                The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 12.8% at December 31, 1997, as compared to 13.0% at September 30, 1997. At December 31, 1997, the Bank's "liquid" assets totalled approximately $5.1 million, which was $3.5 million in excess of the current OTS minimum requirement.

                The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short- term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, occasionally to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati.

                Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At December 31, 1997, the total approved loan commitments outstanding amounted to $.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1997, totaled $18.3 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

                At December 31, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At December 31, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At December 31, 1997, the Bank's tangible capital was $8.7 million, or 14.9% of adjusted total assets, core capital was $8.7 million, or 14.9% of adjusted total assets and risk-based capital was $8.9 million, or 33.2% of adjusted risk-weighted assets, exceeding the requirements by $7.8 million, $6.9 million and $6.7 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

                In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("the Statement"), "Earnings Per Share." The Statement requires entities to give effect to all dilutive potential common shares that were outstanding during the reporting period for purposes of calculating earnings per share.

                The Company adopted the provisions of the Statement effective for the quarter ending December 31, 1997. Although the Company does have potential common shares outstanding in the form of stock options, application of the Statement had no effect on the reported net income per share amounts for the quarters ended December 31, 1997 and 1996.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

                In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties, that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission (SEC) filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

THE YEAR 2000

                Many existing computer programs, such as several utilized by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century.

                The Bank's primary regulator, the OTS, is requiring that the Bank identify its computer applications which could fail or create erroneous results because of the year 2000, and have in place and operating alternate systems by December 31, 1998.

                In this connection, Bank management is currently evaluating and seeking cost proposals to meet the OTS imposed deadlines. They have tentatively identified the need to replace "teller software" and "local area network software" used in daily operations.

                The Bank's most significant data processing is performed by an outside service bureau. Management, as well as several other data center customers, have already been in contact with the data center and received favorable response regarding their plans and implementation schedules for addressing the year 2000 issues.

                The costs associated with the year 2000 issues are not known at this time. However, such costs would be capitalized and depreciated over an estimated five year period.

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

                a)  Exhibits:

No.             Description

3.1             Certificate of Incorporation of First Federal Financial Bancorp,
                Inc.(1)

3.2             Bylaws of First Federal Financial Bancorp, Inc.(1)

                27  Financial Data Schedule.

----------
(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the SEC on February 26, 1996, as amended.

                b) No Form 8-K reports were filed during the quarter.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 11, 1998            By:/s/    I. Vincent Rice
        -----------------------         ------------------------------------
                                               I. Vincent Rice, President

Date:   February 11, 1998            By:/s/    Jeffery W. Clark
        -----------------------         ------------------------------------
                                               Jeffery W. Clark, Comptroller