Form 10QSB
period 1998-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1998-05-15
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (MARK ONE)


        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO ____________

                COMMISSION FILE NUMBER 0-28020


                      FIRST FEDERAL FINANCIAL BANCORP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                 31-1456058
         (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)


          415 CENTER STREET, IRONTON, OHIO                 45638
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

YES /X/            NO / /

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

        AS OF MAY 12, 1998, THERE WERE ISSUED AND OUTSTANDING 622,223 SHARES OF THE REGISTRANT'S COMMON STOCK.



TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


YES / /    NO /X/

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets (as of March 31,
                1998 (unaudited) and September 30, 1997)..................................        3

                Consolidated Statements of Income (for the three
                months ended March 31, 1998 (unaudited)
                and 1997 (unaudited)).....................................................        4

                Consolidated Statements of Income (for the six
                months ended March 31, 1998 (unaudited) and
                1997 (unaudited)).........................................................        5

                Consolidated Statements of Changes in Stockholders' Equity (for
                the six months ended March 31, 1998 (unaudited) and
                the year ended September 30, 1997)........................................        6

                Consolidated Statements of Cash Flows (for the six
                months ended March 31, 1998 (unaudited)
                and 1997 (unaudited)......................................................        7

                Notes to Consolidated Financial Statements................................     8-10

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................    11-16

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................       17
Item 2.         Changes in Securities.....................................................       17
Item 3.         Defaults Upon Senior Securities...........................................       17
Item 4.         Submission of Matters to a Vote of Security Holders.......................       17
Item 5.         Other Information.........................................................       17
Item 6.         Exhibits and Reports on Form 8-K..........................................       18

Signatures      ..........................................................................       19

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,         September 30,
                                                          1998                1997
                                                      ------------        ------------
                                                                 (Unaudited)
                              ASSETS
CASH AND CASH EQUIVALENTS                             $  1,225,801        $    807,314

INVESTMENT SECURITIES HELD
 TO MATURITY                                             4,537,661           7,257,115

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                  999,128           1,694,104

LOANS RECEIVABLE                                        41,090,535          39,026,547

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                        5,674,252           4,695,838

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                      5,765,165           3,130,178

ACCRUED INTEREST RECEIVABLE                                350,454             360,604

FORECLOSED REAL ESTATE                                      40,325              50,046

OFFICE PROPERTIES AND EQUIPMENT                          1,895,280           2,052,833

OTHER ASSETS                                               164,924             123,216
                                                      ------------        ------------
                                                      $ 61,743,525        $ 59,197,795
                                                      ============        ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                              $ 45,389,896        $ 44,992,698

ADVANCES FROM FEDERAL HOME LOAN BANK                     6,022,062           3,300,000

DEFERRED FEDERAL INCOME TAXES PAYABLE                       94,877             101,736

ACCRUED INTEREST PAYABLE                                    25,791              18,192

OTHER LIABILITIES                                           87,757             305,834
                                                      ------------        ------------
                    Total liabilities                   51,620,383          48,718,460
                                                      ------------        ------------

STOCKHOLDERS' EQUITY:
  Common stock                                               6,222               6,464
  Employee benefit plans                                  (691,215)           (739,000)
  Additional paid-in capital                             5,851,849           6,060,242
  Retained earnings-substantially restricted             4,958,620           5,127,312
  Unrealized holding gain (loss) on investment
    securities available for sale, net of taxes             (2,334)             24,317
                                                      ------------        ------------
                    Total stockholders' equity          10,123,142          10,479,335
                                                      ------------        ------------
                                                      $ 61,743,525        $ 59,197,795
                                                      ============        ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               For the Three Months Ended
                                                               March 31,        March 31,
                                                                 1998             1997
                                                              ----------       ----------
INTEREST INCOME:                                              (Unaudited)      (Unaudited)
  Loans receivable-
    First mortgage loans                                      $  746,984       $  696,958
    Consumer and other loans                                      35,841           34,406
  Mortgage-backed and related securities                         147,133          111,514
  Investment securities                                          124,276          163,756
  Other interest-earning assets                                   11,958           14,876
                                                              ----------       ----------

                    Total interest income                      1,066,192        1,021,510
                                                              ----------       ----------

INTEREST EXPENSE:
  Interest-bearing checking                                        5,032            2,969
  Passbook savings                                                68,318           69,467
  Certificates of deposit                                        507,745          522,728
  Advances from Federal Home
    Loan Bank                                                     71,398            5,828
                                                              ----------       ----------

                    Total interest expense                       652,493          600,992
                                                              ----------       ----------

                    Net interest income                          413,699          420,518

PROVISION FOR LOAN LOSSES                                          3,000               --
                                                              ----------       ----------

                    Net interest income after provision
                     for loan losses                             410,699          420,518
                                                              ----------       ----------

NON-INTEREST INCOME:
  Other                                                           18,071           10,784
                                                              ----------       ----------

                    Total non-interest income                     18,071           10,784
                                                              ----------       ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                      148,391          119,376
  Occupancy and equipment                                         36,669           24,247
  SAIF deposit insurance premiums                                  7,034            7,233
  Directors' fees and expenses                                    17,308           16,500
  Ohio franchise tax                                              41,017           36,356
  Data processing                                                 28,410           17,236
  Advertising                                                     17,414           14,563
  Professional services                                           34,325           30,905
  Other                                                           40,395           34,169
                                                              ----------       ----------


                    Total non-interest expense                   370,963          300,585
                                                              ----------       ----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                57,807          130,717

PROVISION FOR INCOME TAXES                                         9,164           40,911
                                                              ----------       ----------

NET INCOME                                                    $   48,643       $   89,806
                                                              ==========       ==========

NET INCOME PER SHARE                                          $      .08       $      .14
                                                              ==========       ==========

NET INCOME PER SHARE ASSUMING DILUTION                        $      .08       $      .14
                                                              ==========       ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        For the Six Months Ended
                                                       March 31,         March 31,
                                                          1998             1997
                                                      (Unaudited)      (Unaudited)
                                                      ----------       ----------
INTEREST INCOME:
  Loans receivable -
   First mortgage loans                               $1,488,555       $1,378,094
   Consumer and other loans                               68,971           68,471
  Mortgage-backed and related
   securities                                            266,728          226,892
  Investment securities                                  263,220          352,993
  Other interest-earning assets                           22,598           27,732
                                                      ----------       ----------

                    Total interest income              2,110,072        2,054,182
                                                      ----------       ----------

INTEREST EXPENSE:
  Interest-bearing checking                                9,438            6,429
  Passbook savings                                       137,551          142,959
  Certificates of deposit                              1,021,525        1,026,244
  Advances from Federal Home
   Loan Bank                                             124,249           13,527
                                                      ----------       ----------

                    Total interest expense             1,292,763        1,189,159
                                                      ----------       ----------

                    Net interest income                  817,309          865,023

PROVISION FOR LOAN LOSSES                                  6,000               --
                                                      ----------       ----------

                    Net interest income after
                      provision for loan losses          811,309          865,023
                                                      ----------       ----------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                          5,320            7,633
  Other                                                   29,666           22,106
                                                      ----------       ----------

                    Total non-interest income             34,986           29,739
                                                      ----------       ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                              301,832          263,859
  Occupancy and equipment                                 74,495           48,311
  SAIF deposit insurance premiums                         14,258           28,595
  Directors' fees and expenses                            41,170           32,760
  Ohio franchise tax                                      77,692           55,466
  Data processing                                         52,359           34,444
  Advertising                                             34,214           28,958
  Professional services                                   58,894           82,519
  Other                                                   70,498           78,300
                                                      ----------       ----------

                    Total non-interest expense           725,412          653,212
                                                      ----------       ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                           120,883          241,550

PROVISION FOR INCOME TAXES                                17,874           79,334
                                                      ----------       ----------

NET INCOME                                            $  103,009       $  162,216
                                                      ==========       ==========

NET INCOME PER SHARE                                  $      .17       $      .26
                                                      ==========       ==========

NET INCOME PER SHARE ASSUMING DILUTION                $      .17       $      .26
                                                      ==========       ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Unrealized
                                                                                                       Holding Gain
                                                                                                        (Loss) On
                                                                                         Retained       Investment
                                                            Employee     Additional      Earnings-      Securities        Total
                                                 Common      Benefit       Paid-in     Substantially     Available     Stockholders'
                                                  Stock       Plans        Capital      Restricted       For Sale         Equity
                                                 -------    ---------    -----------    -----------      --------      ------------
BALANCES, September 30, 1996                      $ 6,718    $(513,080)   $ 6,280,193    $ 5,111,660      $ (1,973)     $ 10,883,518

NET INCOME, 1997                                      --           --             --        286,347            --           286,347

CHANGE IN UNREALIZED HOLDING LOSS,
 net of deferred taxes of $13,543                     --           --             --             --        26,290            26,290

ESOP SHARES RELEASED, 5,810
 shares; $12.68 average fair
 market value                                         --       58,100         17,004             --            --            75,104

RRP SHARES PURCHASED, 26,871 shares;
 $11.75 per share                                     --     (315,734)            --             --            --          (315,734)

RRP SHARES AMORTIZED, 2,603 shares                    --       30,604             --             --            --            30,604

DIVIDENDS PAID ($.28 per share)                       --        1,110            281       (166,923)           --          (165,532)

PURCHASE OF 25,400 TREASURY
  SHARES                                            (254)          --       (237,236)      (103,772)           --          (341,262)
                                                 -------    ---------    -----------    -----------      --------      ------------

BALANCES, September 30, 1997                       6,464     (739,000)     6,060,242      5,127,312        24,317        10,479,335

NET INCOME, six months ended
  March 31, 1998 (unaudited)                          --           --             --        103,009            --           103,009

CHANGE IN UNREALIZED HOLDING GAIN,
  net of deferred taxes of $13,729 (unaudited)        --           --             --             --       (26,651)          (26,651)

ESOP SHARES RELEASED, 2,812 shares; $15.99
  average fair market value (unaudited)               --       28,180         16,870             --            --            45,050

RRP SHARES AMORTIZED, 1,619 shares
  (unaudited)                                         --       19,025             --             --            --            19,025

DIVIDENDS PAID ($.14 per share)
  (unaudited)                                         --          580            381        (81,957)           --           (80,996)

PURCHASE OF 24,160 TREASURY SHARES                  (242)          --       (225,644)      (189,744)           --          (415,630)
                                                 -------    ---------    -----------    -----------      --------      ------------

BALANCES, MARCH 31, 1998 (unaudited)             $ 6,222    $(691,215)   $ 5,851,849    $ 4,958,620      $ (2,334)     $ 10,123,142
                                                 =======    =========    ===========    ===========      ========      ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Six Months Ended
                                                                                       March 31,        March 31,
                                                                                        1998             1997
                                                                                     (Unaudited)      (Unaudited)
                                                                                     -----------      -----------
OPERATING ACTIVITIES:
  Net income                                                                         $   103,009      $   162,216
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Gains on foreclosed real estate                                                       (5,320)          (7,633)
    Provision for loan losses                                                              6,000               --
    Depreciation                                                                          46,577           26,235
    FHLB stock dividends                                                                 (17,000)         (15,300)
    Amortization and accretion, net                                                       (1,352)           2,080
    ESOP compensation                                                                     45,050           35,815
    RRP compensation                                                                      19,025           11,275
    Change in -
     Accrued interest receivable                                                          10,150           14,467
     Other assets                                                                        (41,708)         (18,023)
     Deferred Federal income taxes                                                         6,870            2,867
     Accrued interest payable                                                              7,599           (2,266)
     Accrued SAIF special assessment                                                          --         (269,363)
     Other liabilities                                                                   (98,077)           7,173
                                                                                     -----------      -----------

                Net cash provided by (used for) operating
                    activities                                                            80,823          (50,457)
                                                                                     -----------      -----------

INVESTING ACTIVITIES:
  Net increase in loans                                                               (2,099,710)      (2,241,586)
  Proceeds from sales and maturities of investment securities available for sale         700,000        1,000,000
  Proceeds from maturities of investment securities held to maturity                   2,999,000          846,000
  Purchases of investment securities held to maturity                                   (250,000)         (99,000)
  Purchases of mortgage-backed securities held to maturity                            (1,303,750)              --
  Purchases of mortgage-backed securities available for sale                          (3,071,635)              --
  Principal collected on mortgage-backed securities held to maturity                     317,611          401,882
  Principal collected on mortgage-backed securities available for sale                   387,775          136,091
  Purchases of office properties and equipment                                            (9,024)        (341,025)
  Proceeds from sale of foreclosed real estate                                            44,763           41,000
                                                                                     -----------      -----------

                Net cash used for investing activities                                (2,284,970)        (256,638)
                                                                                     -----------      -----------

FINANCING ACTIVITIES:
  Dividends paid                                                                         (80,996)         (85,565)
  Purchase of treasury shares                                                           (415,630)        (128,188)
  Proceeds from FHLB advances                                                          6,725,000          500,000
  Purchase of RRP shares                                                                      --         (315,733)
  Principal paid on FHLB advances                                                     (4,002,938)      (1,000,000)
  Proceeds from other borrowed funds                                                          --           66,000
  Net increase in deposits                                                               397,198        2,300,881
                                                                                     -----------      -----------

                Net cash provided by financing activities                              2,622,634        1,337,395
                                                                                     -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    418,487        1,030,300

CASH AND CASH EQUIVALENTS, beginning of period                                           807,314          801,243
                                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                             $ 1,225,801      $ 1,831,543
                                                                                     ===========      ===========

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                            $    29,722      $    11,603
  Change in unrealized holding loss on investment securities
   available for sale                                                                    (40,380)          12,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                          $    41,385      $    34,473
  Interest paid                                                                        1,285,164        1,191,425

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

        Principles of Consolidation

                The consolidated financial statements at March 31, 1998 and September 30, 1997, and for the three and six months ended March 31, 1998 and 1997, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

(2)     CONVERSION TRANSACTION

                On June 3, 1996, (i) the Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be named "First Federal Savings Bank of Ironton", and (ii) the Company acquired all of the common stock of the Bank in the Conversion. As part of the Conversion, the Company issued 671,783 shares of its Common Stock. Total proceeds of $6,717,830 were reduced by $537,430 for shares to be purchased by the ESOP and by approximately $432,000 for conversion expenses. As a result of the Conversion, the Company contributed approximately $3,145,000 of additional capital to the Bank and retained the balance of the proceeds.

(3)     COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense for the three month periods ended March 31, 1998 and 1997 was $23,475 and $18,737, respectively, and for the six month periods ended March 31, 1998 and 1997 was $45,050 and $35,815, respectively.

(4)     STOCK OPTION PLAN

                On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Bank's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of March 31, 1998. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through March 31, 1998.

(5)     RECOGNITION AND RETENTION PLAN AND TRUST

                On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of March 31, 1998. Awards vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended March 31, 1998 and 1997 was $9,606 and $9,509, respectively, and for the six months ended March 31, 1998 and 1997 was $19,025 and $11,275, respectively.

                The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)     PURCHASE OF COMMON STOCK

                During the three months ended March 31, 1998, the Company purchased 24,160 shares of its outstanding common stock at an aggregate cost of $415,630. During the year ended September 30, 1997, the Company purchased 25,400 shares of its outstanding common stock at an aggregate cost of $341,262. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)     NET INCOME PER SHARE

                Primary and full dilution net income per share for the three and six month periods ended March 31, 1998 and 1997, was calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, respectively. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FINANCIAL CONDITION

                ASSETS. Total assets increased $2.5 million, or 4.2%, from $59.2 million at September 30, 1997 to $61.7 million at March 31, 1998. The increase consisted primarily of increases in cash and cash equivalents of $.4 million, loans receivable of $2.1 million and mortgage-backed securities (held to maturity and available for sale) of $3.6 million, partially offset by a decline in investment securities (held to maturity and available for sale) of $3.5 million.

                CASH AND CASH EQUIVALENTS. The $.4 million increase in cash and cash equivalents, or 50.0%, resulted primarily from the retention of proceeds from maturities of investment securities during the period along with an increase in FHLB advances and deposits, partially offset by cash outflows used to fund loan demand and to purchase mortgage-backed securities.

                INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $3.5 million, or 38.9%, from $9.0 million at September 30, 1997 to $5.5 million at March 31, 1998. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $3.5 million, with no corresponding reinvestments of the proceeds.

                LOANS RECEIVABLE. Loans receivable increased $2.1 million, or 5.4%, from $39.0 million at September 30, 1997 to $41.1 million at March 31, 1998. The majority of the increase is attributed to variable-rate mortgage loan originations.

                The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $39.7 million, or 95.9%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $1.7 million, or 4.1%, of total gross loans outstanding at March 31, 1998.

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

                ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans decreased slightly from .73% at September 30, 1997 to
 .70% at March 31, 1998. The dollar amount of the allowance totaled $287,000 at September 30, 1997 as compared to $289,000 at March 31, 1998.

                Charge-off activity for the six months ended March 31, 1998 and 1997, totaled $3,635 and $-0-, respectively. Recoveries totaled $-0- and $4,355 for the six months ended March 31, 1998 and 1997, respectively.

                The Company had $156,000 and $84,000 of non-accrual loans at March 31, 1998 and September 30, 1997, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

                The Company had no troubled debt restructurings during the six month periods ended March 31, 1998 and 1997.

                MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities increased $3.6 million, or 46.2%, from $7.8 million at September 30, 1997 to $11.4 million at March 31, 1998, due to purchases of $4.3 million, offset by scheduled principal payments of $.7 million.

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

                The Company purchased office properties and equipment of $9,024 and $341,025 during the six months ended March 31, 1998 and 1997, respectively.

                DEPOSITS. Deposits increased by $.4 million, or .9%, from $45.0 million at September 30, 1997 to $45.4 million at March 31, 1998. The Company continues to offer competitive interest rates on deposits.

                ADVANCES FROM FEDERAL HOME LOAN BANK. The Company obtained advances totaling $6.7 million during the six months ended March 31, 1998 to meet its loan demand and other funding needs. $4.0 million of advances were repaid during the period. The Company has ample borrowing capacity if needed to fund future commitments.

                STOCKHOLDERS' EQUITY. Stockholders' equity totaled $10.1 million at March 31, 1998 as compared to $10.5 million at September 30, 1997. The Company's net income for the period was offset by dividends declared and the release of common stock shares to the employee benefit plans. Also, the Company purchased 24,160 shares of its outstanding stock at an aggregate cost of $415,630 during the six months ended March 31, 1998.

                RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

                Net income decreased $41,163, or 45.8%, from $89,806 for the quarter ended March 31, 1997 to $48,643 for the comparable 1998 quarter. Net income per share was $.08 and $.14 for the 1998 and 1997 quarters, respectively, both primary and assuming full dilution. The decrease in net income resulted from a decrease in net interest income of $6,819, or 1.6%, an increase in the provision for loan losses of $3,000, or 100.0%, and an increase in non-interest expense of $70,378, or 23.4%, offset by an increase in non-interest income of $7,287, or 67.6%, and a decrease in the provision for income taxes of $31,747.

                Total interest income increased $44,682, or 4.4%, from $1,021,510 for the three months ended March 31, 1997 to $1,066,192 for the comparable 1998 period. The increase was due to increased levels of interest earned on loans receivable and mortgage-backed securities of $51,461 and $35,619, respectively, offset by reductions in interest earned on investment securities and other interest-earning assets of $39,480 and $2,918, respectively. Interest on loans receivable and mortgage-backed securities increased primarily due to higher volumes of these assets in the 1998 period as compared to 1997. The decreases in interest on investment securities and other interest-earning assets for the 1998 quarter as compared to the 1997 quarter is primarily attributable to lower volumes of these assets.

                Total interest expense increased $51,501, or 8.6%, from $600,992 for the quarter ended March 31, 1997 to $652,493 for the quarter ended March 31, 1998, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1998 quarter as compared to the 1997 quarter, and to a lesser extent, due to higher interest rates paid on deposits.

                The Company provided $3,000 for loan losses during the 1998 quarter to correspond with the growth in the loan portfolio. No provision was deemed necessary during the comparable 1997 quarter.

                The $7,287 increase in non-interest income, from $10,784 for the 1997 quarter to $18,071 for the 1998 quarter, resulted primarily from increased service charge income on deposit accounts. Expansion and improvements to the Company's main office and branch facilities completed during the 1997 fiscal year has enabled the Company to better compete with other area institutions for transaction accounts, resulting in increased service fees.

                The $70,378 increase in non-interest expense, from $300,585 for the 1997 quarter to $370,963 for the comparable 1998 quarter resulted primarily from increases in compensation and benefits expenses of $29,015, occupancy and equipment expenses of $12,422, and data processing expenses of $11,174. Compensation and benefits increased primarily due to increased Employee Stock Ownership Plan ("ESOP") expense associated with the increased market value of the Company's stock and also due to higher employee insurance benefits costs. Occupancy and equipment expenses increased due to the expansion and improvements made to the Company's facilities in fiscal year 1997. Data processing expenses increased due to the increased number of customer accounts and increased costs associated with new services, such as ATM machines.

                The provision for income taxes decreased $31,747 due to lower pretax income and lower statutory tax rates applied to taxable income during the 1998 quarter as compared to the 1997 quarter.

                RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1998 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

                Net income decreased $59,207, or 36.5%, from $162,216 for the six months ended March 31, 1997 to $103,009 for the six months ended March 31, 1998. Net income per share was $.17 and $.26 for the 1998 and 1997 six month periods, respectively, both primary and assuming full dilution. The decreases in net income resulted from a decrease in net interest income of $47,714, or 5.5%, an increase in the provision for loan losses of $6,000, or 100.0%, and an increase in non-interest expense of $72,200, or 11.1%, offset by an increase in non-interest income of $5,247, or 17.6%, and a decrease in the provision for income taxes of $61,460.

                Total interest income increased $55,890, or 2.7%, from $2,054,182 for the six months ended March 31, 1997 to $2,110,072 for the comparable 1998 period. The increase was due to increased levels of interest earned on loans receivable and mortgage-backed securities of $110,961 and $39,836, respectively, offset by reductions in interest earned on investment securities and other interest earning assets of $89,773 and $5,134, respectively. Interest on loans receivable and mortgage-backed securities increased primarily due to higher volumes of these assets during the 1998 period as compared to the 1997 period. The decreases in interest on investment securities and other interest-earning assets is primarily attributable to lower volumes of these assets during the 1998 period as compared to the 1997 period.

                Total interest expense increased $103,604, or 8.7%, from $1,189,159 for the 1997 six month period to $1,292,763 for the six months ended March 31, 1998, such increase reflecting higher volumes of interest-bearing liabilities during the 1998 period as compared to the 1997 period, and to a lesser extent, higher market rates of interest.

                The Company provided $6,000 for loan losses during the six months ended March 31, 1998 to correspond to the increase in the loan portfolio. No provision was deemed necessary during the comparable 1997 six month period.

                The $5,247 increase in non-interest income resulted primarily from increased levels of service fees on deposit accounts.

                The $72,200 increase in non-interest expense, from $653,212 for the 1997 period to $725,412 for the 1998 period resulted primarily from increases in compensation and benefits expenses of $37,973, occupancy and equipment expenses of $26,184, franchise taxes of $22,226, and data processing costs of $17,915, partially offset by decreases in professional services expenses and SAIF deposit insurance expense of $23,625 and $14,337, respectively. Compensation and benefits increased due to higher RRP and ESOP compensation expenses during the six months ended March 31, 1998 as compared to the six months ended March 31, 1997, and due to increased employee salaries and insurance benefits expense. The Company's RRP was not in effect for both quarters during the 1997 period. Occupancy and equipment expenses increased due to costs associated with the Company's expanded facilities. Franchise taxes increased due to two full quarters of Delaware franchise tax expense during the 1998 period as compared to only one quarter in the 1997 comparable period. Data processing expenses increased due to the increased number of customer accounts and expanded services. The decline in SAIF deposit insurance premiums reflects the lower assessment rate during the 1998 six month period as compared to the 1997 six month period, while professional services expenses decreased due to the recurring nature of services provided to the Company in connection with its public reporting obligations during the 1998 six month period as compared to the 1997 six month period.

        The provision for income taxes decreased $61,460, or 77.5%, due to lower statutory tax rates being applied to reduced pretax income for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997.

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

                The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 8.1% at March 31, 1998, as compared to 13.0% at September 30, 1997. At March 31, 1998, the Bank's "liquid" assets totaled approximately $3.2 million, which was $1.2 million in excess of the current OTS minimum requirement.

                The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati.

                Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1998, the total approved loan commitments outstanding amounted to $1.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998, totaled $28.9 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

                At March 31, 1998, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 1998, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 1998, the Bank's tangible capital was $8.7 million, or 14.4% of adjusted total assets, core capital was $8.7 million, or 14.4% of adjusted total assets and risk-based capital was $9.0 million, or 32.4% of adjusted risk-weighted assets, exceeding the requirements by $7.8 million, $6.9 million and $6.8 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

                In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("the Statement"), "Earnings Per Share." The Statement requires entities to give effect to all dilutive potential common shares that were outstanding during the reporting period for purposes of calculating earnings per share.

                The Company adopted the provisions of the Statement effective for the quarter ending December 31, 1997. Although the Company does have potential common shares outstanding in the form of stock options, application of the Statement had no effect on the reported net income per share amounts for the quarters or six months ended March 31, 1998 and 1997.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

                In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties, that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-QSB and in the Company's other Securities and Exchange Commission (SEC) filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Item 4.         Submission of Matters to a Vote of Security Holders

                a) An annual meeting of stockholders ("Annual Meeting") was held on January 21, 1998.

                b) Not applicable

                c) Two matters were voted upon at the Annual Meeting. The
                   stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                    1) Proposal to elect three directors for a three-year term or until their successors are elected and qualified; I. Vincent Rice received votes for 469,149, against -0-, abstain -0-, not voted 177,234;
                        Steven C. Milleson received votes for 469,149, against -0-, abstain -0-, not voted 177,234;
                        and William P. Payne received votes for 469,149, against -0-, abstain -0-, not voted 177,234.

                    2) Proposal to ratify the appointment of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending September 30, 1998; received votes for 456,649, against 12,500, abstain -0-, not voted 177,234.

                d) Not applicable

Item 5.         Other Information

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

                a)  Exhibits:

                No.         Description
                ---         -----------

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



Date:       May 12, 1998                 By: /s/I. Vincent Rice
        -------------------                 ---------------------------------
                                                I. Vincent Rice, President


Date:       May 12, 1998                 By: /s/Jeffery W. Clark
        -------------------                 ---------------------------------
                                                Jeffery W. Clark, Comptroller