Form 10QSB
period 1998-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1998-08-12
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
   (MARK ONE)
    [  X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1998
                                                  -----------------------------

                                       OR

    [    ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                 TO
                                      ----------------   ---------------

         COMMISSION FILE NUMBER       0-28020
                               --------------------------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.
     ---------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                        31-1456058
       ---------------------------------                   -----------------------------
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)


     415 CENTER STREET, IRONTON, OHIO                      45638
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )
                                   (ZIP CODE)


                             (614) 532-6845
              ----------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES     X         NO
    --------         --------

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

       AS OF AUGUST 12, 1998, THERE WERE ISSUED AND OUTSTANDING 588,824 SHARES OF THE REGISTRANT'S COMMON STOCK.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES               NO     X
    --------         --------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS

                               *****************


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets (as of June 30,
            1998 (unaudited) and September 30, 1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

            Consolidated Statements of Income (for the three
            months ended June 30, 1998 (unaudited)
            and 1997 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

            Consolidated Statements of Income (for the nine
            months ended June 30, 1998 (unaudited) and
            1997 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

            Consolidated Statements of Changes in Stockholders' Equity (for
            the nine months ended June 30, 1998 (unaudited) and
            the year ended September 30, 1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

            Consolidated Statements of Cash Flows (for the nine
            months ended June 30, 1998 (unaudited)
            and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11-17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .        18
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

Signatures   . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30,                    September 30,
                                                                             1998                          1997
                                                                         -------------             ------------------
                                                                          (Unaudited)
                                                              ASSETS
CASH AND CASH EQUIVALENTS                                                $      908,429             $       807,314

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                  3,747,334                   7,257,115

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                     1,001,285                   1,694,104

LOANS RECEIVABLE                                                             42,428,946                  39,026,547

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                             5,462,673                   4,695,838

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                           5,679,833                   3,130,178

ACCRUED INTEREST RECEIVABLE                                                     355,502                     360,604

FORECLOSED REAL ESTATE                                                           10,603                      50,046

OFFICE PROPERTIES AND EQUIPMENT                                               1,771,563                   2,052,833

OTHER ASSETS                                                                    105,843                     123,216
                                                                         --------------             ---------------

                                                                         $   61,472,011             $    59,197,795
                                                                         ==============             ===============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                 $   45,150,097             $    44,992,698

ADVANCES FROM FEDERAL HOME LOAN BANK                                          6,013,163                   3,300,000

FEDERAL INCOME TAXES PAYABLE                                                     88,994                     101,736

ACCRUED INTEREST PAYABLE                                                         30,452                      18,192

OTHER LIABILITIES                                                               106,354                     305,834
                                                                         --------------             ---------------

   Total liabilities                                                         51,389,060                  48,718,460
                                                                         --------------             ---------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                    6,141                       6,464
  Employee benefit plans                                                       (667,870)                   (739,000)
  Additional paid-in capital                                                  5,785,996                   6,060,242
  Retained earnings-substantially restricted                                  4,942,123                   5,127,312
  Unrealized holding gain on investment
    securities available for sale, net of taxes                                  16,561                      24,317
                                                                         --------------             ---------------

   Total stockholders' equity                                                10,082,951                  10,479,335
                                                                         --------------             ---------------

                                                                         $   61,472,011             $    59,197,795
                                                                         ==============             ===============


              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             For the Three Months Ended
                                                       -------------------------------------
                                                         June 30,                  June 30,
                                                          1998                       1997
                                                       -----------               -----------
INTEREST INCOME:                                       (Unaudited)               (Unaudited)
  Loans receivable-
    First mortgage loans                               $   770,907               $   709,675
    Consumer and other loans                                38,556                    34,810
  Mortgage-backed and related securities                   172,218                   118,677
  Investment securities                                     83,236                   147,101
  Other interest-earning assets                             11,559                    30,064
                                                       -----------               -----------

        Total interest income                            1,076,476                 1,040,327
                                                       -----------               -----------

INTEREST EXPENSE:
  Interest-bearing checking                                  6,142                     3,530
  Passbook savings                                          68,904                    70,006
  Certificates of deposit                                  501,763                   533,233
  Advances from Federal Home
    Loan Bank                                               86,109                    16,624
                                                       -----------               -----------

        Total interest expense                             662,918                   623,393
                                                       -----------               -----------

        Net interest income                                413,558                   416,934

PROVISION FOR LOAN LOSSES                                    3,000                     -
                                                       -----------               -----------

        Net interest income after provision
         for loan losses                                   410,558                   416,934
                                                       -----------               -----------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                              279                       -
  Securities gains                                             273                       -
  Gain on sale of office property                           47,068                       -
  Other                                                     16,554                     9,166
                                                       -----------               -----------

        Total non-interest income                           64,174                     9,166
                                                       -----------               -----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                145,815                   115,744
  Occupancy and equipment                                   35,373                    25,476
  SAIF deposit insurance premiums                            6,941                     7,415
  Directors' fees and expenses                              17,271                    22,802
  Franchise taxes                                           37,882                    47,346
  Data processing                                           23,913                    17,186
  Advertising                                               17,070                    14,481
  Professional services                                     24,493                    21,562
  Other                                                     33,919                    40,341
                                                       -----------               -----------

        Total non-interest expense                         342,677                   312,353
                                                       -----------               -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                         132,055                   113,747

PROVISION FOR INCOME TAXES                                  37,163                    33,707
                                                       -----------               -----------

NET INCOME                                             $    94,892               $    80,040
                                                       ===========               ===========

EARNINGS PER SHARE - BASIC                             $       .16               $       .13
                                                       ===========               ===========

EARNINGS PER SHARE ASSUMING DILUTION                   $       .16               $       .13
                                                       ===========               ===========


              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                               For the Nine Months Ended
                                                                                       -----------------------------------------
                                                                                           June 30,                   June 30,
                                                                                            1998                        1997
                                                                                       -------------              --------------
INTEREST INCOME:                                                                        (Unaudited)                 (Unaudited)
  Loans receivable  -
   First mortgage loans                                                                $ 2,259,462                  $2,087,769
   Consumer and other loans                                                                107,527                     103,281
  Mortgage-backed and related
   securities                                                                              438,946                     345,569
  Investment securities                                                                    346,456                     500,094
  Other interest-earning assets                                                             34,156                      57,796
                                                                                       -----------                  ----------

   Total interest income                                                                 3,186,547                   3,094,509
                                                                                       -----------                  ----------

INTEREST EXPENSE:
  Interest-bearing checking                                                                 15,580                       9,960
  Passbook savings                                                                         206,455                     212,965
  Certificates of deposit                                                                1,523,288                   1,559,476
  Advances from Federal Home
   Loan Bank                                                                               210,357                      30,151
                                                                                       -----------                  ----------

   Total interest expense                                                                1,955,680                   1,812,552
                                                                                       -----------                  ----------

   Net interest income                                                                   1,230,867                   1,281,957

PROVISION FOR LOAN LOSSES                                                                    9,000                       -
                                                                                       -----------                  ----------

   Net interest income after
     provision for loan losses                                                           1,221,867                   1,281,957
                                                                                       -----------                  ----------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                            5,599                       7,633
  Securities gains                                                                             273                         -
  Gain on sale of office property                                                           47,068                         -
  Other                                                                                     46,220                      31,273
                                                                                       -----------                  ----------

   Total non-interest income                                                                99,160                      38,906
                                                                                       -----------                  ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                                 447,647                    379,603
  Occupancy and equipment                                                                   109,867                     73,786
  SAIF deposit insurance premiums                                                            21,199                     36,010
  Directors' fees and expenses                                                               58,441                     55,562
  Franchise taxes                                                                           115,573                    102,812
  Data processing                                                                            76,272                     51,630
  Advertising                                                                                51,284                     43,439
  Professional services                                                                      83,388                    104,081
  Other                                                                                     104,419                    118,642
                                                                                       ------------                 ----------

   Total non-interest expense                                                             1,068,090                    965,565
                                                                                       ------------                 ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                                              252,937                    355,298

PROVISION FOR INCOME TAXES                                                                   55,036                    113,042
                                                                                       ------------                 ----------

NET INCOME                                                                             $    197,901                 $  242,256
                                                                                       ============                 ==========

EARNINGS PER SHARE - BASIC                                                             $        .34                 $      .39
                                                                                       ============                 ==========

EARNINGS PER SHARE ASSUMING DILUTION                                                   $        .33                 $      .39
                                                                                       ============                 ==========



              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                         Unrealized
                                                                                                        Holding Gain
                                                                                                          (Loss) On
                                                                                             Retained     Investment
                                                            Employee      Additional        Earnings-     Securities      Total
                                               Common       Benefit         Paid-in       Substantially   Available    Stockholders'
                                               Stock         Plans          Capital         Restricted     For Sale       Equity
                                               -----         -----          -------         ----------     --------       ------


BALANCES, September 30, 1996                 $  6,718     $  (513,080)    $ 6,280,193      $  5,111,660   $ (1,973)    $10,883,518

NET INCOME, 1997                                  -             -               -               286,347       -            286,347

CHANGE IN UNREALIZED HOLDING LOSS,
 net of deferred taxes of $13,543                 -             -               -                 -         26,290          26,290

ESOP SHARES RELEASED, 5,810
 shares; $12.68 average fair
 market value                                     -            58,100          17,004             -          -              75,104


RRP SHARES PURCHASED, 26,871 shares;
 $11.75 per share                                 -          (315,734)          -                 -          -            (315,734)


RRP SHARES AMORTIZED, 2,603 shares                -            30,604           -                 -          -              30,604


DIVIDENDS PAID ($.28 per share)                   -             1,110             281          (166,923)     -            (165,532)


PURCHASE OF 25,400 TREASURY
  SHARES                                         (254)           -           (237,236)         (103,772)     -            (341,262)
                                             ---------    -----------     -----------        ----------   --------     -----------
BALANCES, September 30, 1997                    6,464        (739,000)      6,060,242         5,127,312     24,317      10,479,335

NET INCOME, nine months ended
  June 30, 1998 (unaudited)                      -               -               -              197,901       -            197,901


CHANGE IN UNREALIZED HOLDING GAIN,
  net of deferred taxes of $3,996 (unaudited)    -               -               -                 -        (7,756)         (7,756)


ESOP SHARES RELEASED, 4,192 shares; $16.49
  average fair market value (unaudited)          -             41,920          27,222              -           -            69,142


RRP SHARES AMORTIZED, 2,437 shares;
  $11.75 per share (unaudited)                   -             28,630             -                -           -            28,630


DIVIDENDS PAID ($.14 per share)
  (unaudited)                                    -                580             381          (121,751)       -          (120,790)


PURCHASE OF 32,319 TREASURY SHARES               (323)           -           (301,849)         (261,339)       -          (563,511)
                                             --------     -----------     -----------       -----------   --------     -----------

BALANCES, JUNE 30, 1998 (unaudited)          $  6,141     $  (667,870)    $ 5,785,996       $ 4,942,123   $16,561      $10,082,951
                                             ========     ===========     ===========       ===========   =======      ===========


              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the Nine Months Ended
                                                                                         ----------------------------------------
                                                                                            June 30,                   June 30,
                                                                                             1998                       1997
                                                                                         ---------------           --------------
OPERATING ACTIVITIES:                                                                     (Unaudited)               (Unaudited)
  Net income                                                                              $    197,901             $     242,256
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Securities gains                                                                              (273)                      -
    Gain on sale of office property                                                            (47,068)                      -
    Gains on foreclosed real estate                                                             (5,599)                   (7,633)
    Provision for loan losses                                                                    9,000                       -
    Depreciation                                                                                68,859                    39,223
    FHLB stock dividends                                                                       (25,800)                  (25,400)
    Amortization and accretion, net                                                              6,125                     8,386
    ESOP compensation                                                                           69,142                    54,492
    RRP compensation                                                                            28,630                    20,938
    Change in -
     Accrued interest receivable                                                                 5,102                    (5,447)
     Other assets                                                                               17,373                     3,393
     Federal income taxes                                                                      (12,742)                    3,594
     Accrued interest payable                                                                   12,260                     6,977
     Accrued SAIF special assessment                                                              -                     (269,363)
     Other liabilities                                                                         (79,480)                   29,411
                                                                                          ------------             -------------

      Net cash provided by operating activities                                                243,430                   100,827
                                                                                          ------------             -------------

INVESTING ACTIVITIES:
  Net increase in loans                                                                     (3,441,121)               (3,098,569)
  Proceeds from sales and maturities of investment securities available for sale               950,000                 1,248,779
  Proceeds from maturities of investment securities held to maturity                         3,798,000                 1,393,000
  Purchases of investment securities held to maturity                                         (250,000)                  (99,000)
  Purchases of investment securities available for sale                                       (249,688)                 (350,000)
  Purchases of mortgage-backed securities held to maturity                                  (1,303,750)                 (305,248)
  Purchases of mortgage-backed securities available for sale                                (3,071,635)                 (819,463)
  Principal collected on mortgage-backed securities held to maturity                           523,983                   519,622
  Principal collected on mortgage-backed securities available for sale                         501,393                   218,263
  Purchases of office properties and equipment                                                 (20,521)                 (659,265)
  Proceeds from sale of foreclosed real estate                                                  74,763                    41,000
  Proceeds from sale of office property                                                        160,000                       -
                                                                                          ------------             -------------

      Net cash used for investing activities                                                (2,328,576)               (1,910,881)
                                                                                          ------------             -------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                                     157,399                 1,055,688
  Proceeds from FHLB advances                                                                8,325,000                 3,300,000
  Payments on FHLB advances                                                                 (5,611,837)               (1,000,000)
  Proceeds from other borrowed funds                                                              -                       66,000
  Payments on other borrowed funds                                                                -                      (66,000)
  Dividends paid                                                                              (120,790)                 (128,012)
  Purchase of RRP shares                                                                          -                     (315,733)
  Purchase of treasury shares                                                                 (563,511)                 (341,262)
                                                                                          ------------             -------------

      Net cash provided by financing activities                                              2,186,261                 2,570,681
                                                                                          ------------             -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          101,115                   760,627

CASH AND CASH EQUIVALENTS, beginning of period                                                 807,314                   801,243
                                                                                          ------------             -------------

CASH AND CASH EQUIVALENTS, end of period                                                  $    908,429             $   1,561,870
                                                                                          ============             =============

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                                 $     29,722             $      50,046
  Change in unrealized holding loss on investment securities available for sale                (11,752)                   16,186

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                                     41,385                    59,805
  Interest paid                                                                              1,943,420                 1,783,141


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

      Principles of Consolidation

                       The consolidated financial statements at June 30, 1998 and September 30, 1997, and for the three and nine months ended June 30, 1998 and 1997, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)   COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                       The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize
the principal and interest on the loan over a period of 12 years.   The Company
accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period.
ESOP compensation expense for the three month periods ended June 30, 1998 and 1997 was $24,092 and $19,423, respectively, and for the nine month periods ended June 30, 1998 and 1997 was $69,815 and $54,409, respectively.

(4)   STOCK OPTION PLAN

                       On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Bank's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of June 30, 1998. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through June 30, 1998.

(5)   RECOGNITION AND RETENTION PLAN AND TRUST

                       On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of June 30, 1998. Awards vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended June 30, 1998 and 1997 was $9,606 and $9,664, respectively, and for the nine months ended June 30, 1998 and 1997 was $28,631 and $20,939, respectively.

                       The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)   PURCHASE OF COMMON STOCK

                       During the nine months ended June 30, 1998, the Company purchased 32,319 shares of its outstanding common stock at an aggregate cost of $563,511. During the year ended September 30, 1997, the Company purchased 25,400 shares of its outstanding common stock at an aggregate cost of $341,262. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)   EARNINGS PER SHARE

                       Basic and full dilution Earnings Per Share (EPS) for the three and nine month periods ended June 30, 1998 and 1997, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.


                                 For the Three Months Ended                      For the Three Months Ended
                                     June 30, 1998                                    June 30, 1997
                       -------------------------------------------      -----------------------------------------
                                            Shares                                        Shares
                          Income          (Denomi-      Per-Share          Income        (Denomi-      Per-Share
                          (Numerator)       nator)       Amount         (Numerator)        nator)       Amount
                       --------------    ------------    -------        ------------     -----------    -------

Basic EPS              $      94,892         598,544      $  0.16         $ 80,040         618,019      $  0.13
Effect of Dilutive
 Securities-Options           -                2,926          -               -              1,549           -
                       -------------      ----------      -------         --------    ------------      -------

Diluted EPS            $      94,892         601,470      $  0.16         $ 80,040         619,568      $  0.13
                       =============      ==========      =======         ========    ============      =======


                                    For the Nine Months Ended                      For the Nine Months Ended
                                         June 30, 1998                                   June 30, 1997
                       ----------------------------------------------     ----------------------------------------
                                             Shares                                         Shares
                         Income            (Denomi-        Per-Share         Income        (Denomi-     Per-Share
                         (Numerator)         nator)          Amount        (Numerator)       nator)      Amount
                       -------------      ----------      ----------      ------------   -----------    -------
Basic EPS              $     197,901         593,168      $   0.34        $ 242,256         615,888     $  0.39
Effect of Dilutive
 Securities-Options             -              8,778         (0.01)            -              3,335          -
                       -------------      ----------      --------        ---------      ----------     -------

Diluted EPS            $     197,901         601,946      $   0.33        $ 242,256         619,223     $  0.39
                       =============      ==========      ========        =========      ==========     =======


ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

                       ASSETS. Total assets increased $2.3 million, or 3.9%, from $59.2 million at September 30, 1997 to $61.5 million at June 30, 1998.
The increase consisted primarily of increases in cash and cash equivalents of $100,000, loans receivable of $3.4 million and mortgage-backed securities (held to maturity and available for sale) of $3.3 million, partially offset by a decline in investment securities (held to maturity and available for sale) of $4.3 million.

                       CASH AND CASH EQUIVALENTS. The $100,000 increase in cash and cash equivalents, or 12.5%, resulted primarily from the retention of proceeds from maturities of investment securities during the period along with increases in FHLB advances and deposits, partially offset by cash outflows used to fund loan demand and to purchase mortgage-backed securities.

                       INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $4.3 million, or 47.8%, from $9.0 million at September 30, 1997 to $4.7 million at June 30, 1998. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $4.8 million, offset by reinvestments of $.5 million.

                       LOANS RECEIVABLE. Loans receivable increased $3.4 million, or 8.7%, from $39.0 million at September 30, 1997 to $42.4 million at June 30, 1998. The majority of the increase is attributed to variable-rate mortgage loan originations.

                       The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $40.9 million, or 95.8%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $1.8 million, or 4.2%, of total gross loans outstanding at June 30, 1998.

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

                       ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans decreased slightly from .73% at September 30, 1997 to .67% at June 30, 1998. The dollar amount of the allowance totaled $287,000 at September 30, 1997 as compared to $286,000 at June 30, 1998.

                       Charge-off activity for the nine months ended June 30, 1998 and 1997, totaled $9,610 and $4,469, respectively. Recoveries totaled $-0- and $4,364 for the nine months ended June 30, 1998 and 1997, respectively.

                       The Company had $134,000 and $84,000 of non-accrual loans at June 30, 1998 and September 30, 1997, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

                       The Company had no troubled debt restructurings during the nine month periods ended June 30, 1998 and 1997.

                       MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities increased $3.3 million, or 42.3%, from $7.8 million at September 30, 1997 to $11.1 million at June 30, 1998, due to purchases of $4.4 million, offset by scheduled principal payments of $1.1 million.

                       OFFICE PROPERTIES AND EQUIPMENT. The Company constructed a drive-through facility expansion at its Ironton office and a new branch banking facility located in Proctorville, Ohio during the year ended September 30, 1997. The total cost of both projects approximated $1.0 million. In connection with the opening of the new branch, the Chesapeake, Ohio branch was relocated to Proctorville. The Company sold the Chesapeake facility during the quarter ended June 30, 1998 for $160,000, with a resulting gain of $47,068. The branch relocation is expected to provide increased business opportunities for the Company.

                       The Company purchased office properties and equipment of $20,521 and $659,265 during the nine months ended June 30, 1998 and 1997, respectively.

                       DEPOSITS. Deposits increased by $.2 million, or .4%, from $45.0 million at September 30, 1997 to $45.2 million at June 30, 1998. The Company continues to offer competitive interest rates on deposits.

                       ADVANCES FROM FEDERAL HOME LOAN BANK. The Company obtained advances totaling $8.3 million during the nine months ended June 30, 1998 to meet its loan demand and other funding needs. $5.6 million of advances were repaid during the period. The Company has ample borrowing capacity if needed to fund future commitments.

                       STOCKHOLDERS' EQUITY. Stockholders' equity totaled $10.1 million at June 30, 1998 as compared to $10.5 million at September 30, 1997. The Company's net income for the period was offset by dividends declared and the release of common stock shares to the employee benefit plans. Also, the Company purchased 32,319 shares of its outstanding stock at an aggregate cost of $563,511 during the nine months ended June 30, 1998.

                       RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

                       Net income increased $14,852, or 18.6%, from $80,040 for the quarter ended June 30, 1997 to $94,892 for the comparable 1998 quarter.
Net income per share was $.16 and $.13 for the 1998 and 1997 quarters, respectively, both primary and assuming full dilution. The increase consisted of an increase in non-interest income of $55,008, offset by a reduction in net interest income of $3,376 and increases in the provision for loan losses of $3,000, other non-operating expenses of $30,324, and the provision for income taxes of $3,456.

                              Total interest income increased $36,149, or 3.5%, from $1,040,327 for the three months ended June 30, 1997 to $1,076,476 for the comparable 1998 period. The increase was due to increased levels of interest earned on loans receivable and mortgage-backed securities of $64,978 and $53,541, respectively, offset by reductions in interest earned on investment securities and other interest-earning assets of $63,865 and $18,505, respectively. Interest on loans receivable and mortgage-backed securities increased primarily due to higher volumes of these assets in the 1998 period as compared to 1997. The decreases in interest on investment securities and other interest-earning assets for the 1998 quarter as compared to the 1997 quarter is primarily attributable to lower volumes of these assets.

                       Total interest expense increased $39,525, or 6.3%, from $623,393 for the quarter ended June 30, 1997 to $662,918 for the quarter ended June 30, 1998, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1998 quarter as compared to the 1997 quarter, and to a lesser extent, due to higher interest rates paid on deposits.

                       The Company provided $3,000 for loan losses during the 1998 quarter to correspond with the growth in the loan portfolio. No provision was deemed necessary during the comparable 1997 quarter.

                       The $55,008 increase in non-interest income, from $9,166 for the 1997 quarter to $64,174 for the 1998 quarter, resulted primarily from the $47,068 gain on the sale of the former Chesapeake, Ohio branch and, to a lesser extent, from increased service charge income on deposit accounts. Expansion and improvements to the Company's main office and branch facilities completed during the 1997 fiscal year has enabled the Company to better compete with other area institutions for transaction accounts, resulting in increased service fees.

                       The $30,324, or 9.7%, increase in non-interest expense, from $312,353 for the 1997 quarter to $342,677 for the comparable 1998 quarter resulted primarily from increases in compensation and benefits of $30,071, data processing expenses of $6,727 and occupancy and equipment expenses of $9,897, partially offset by decreases in franchise taxes, directors' fees and expenses and other non-operating expenses of $9,464, $5,531 and $6,422, respectively. Compensation and benefits increased primarily due to increased salaries and wages from normal percentage salary increases, costs of additional employees hired to staff new drive-through and branch facilities, and higher employee health insurance costs. Occupancy and equipment expenses increased due to increased costs associated with the expansion and improvements made to the Company's facilities during fiscal year 1997. Data processing expenses increased due to the increased number of customer accounts and increased costs of new services, such as ATM machines. Franchise taxes decreased due to the timing of the assessment of the Delaware franchise tax, while directors' fees and expenses decreased due to decreased costs associated with Directors attending outside seminars and conferences. There was no individually significant factor associated with the decrease in other non-operating expenses.

                       The provision for income taxes increased $3,456 due to higher pretax income. The Company's effective tax rates were 28.1% and 29.6% for the quarters ended June 30, 1998 and 1997, respectively.

                       RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

                       Net income decreased $44,355, or 18.3%, from $242,256 for the nine months ended June 30, 1997 to $197,901 for the nine months ended June 30, 1998. Primary net income per share was $.34 and $.39 for the 1998 and 1997 nine month periods, respectively, while net income per share assuming dilution was $.33 and $.39 for the nine month periods ending June 30, 1998 and 1997, respectively.

                       The decrease in net income resulted from a decrease in net interest income of $51,090, or 4.0%, an increase in the provision for loan losses of $9,000, or 100.0%, and an increase in other non-operating expenses of $102,525, or 10.6%, offset by an increase in non-interest income of $60,254, or 154.9%, and a decrease in the provision for income taxes of $58,006, or 51.3%.

                       Total interest income increased $92,038, or 3.0%, from $3,094,509 for the nine months ended June 30, 1997 to $3,186,547 for the comparable 1998 period. The increase was due to increased levels of interest earned on loans receivable and mortgage-backed securities of $175,939 and $93,377, respectively, offset by reductions in interest earned on investment securities and other interest earning assets of $153,638 and $23,640, respectively. Interest on loans receivable and mortgage-backed securities increased primarily due to higher volumes of these assets during the 1998 period as compared to the 1997 period. The decreases in interest on investment securities and other interest-earning assets is primarily attributable to lower volumes of these assets during the 1998 period as compared to the 1997 period.

                       Total interest expense increased $143,128, or 7.9%, from $1,812,552 for the 1997 nine month period to $1,955,680 for the nine months ended June 30, 1998, such increase reflecting higher volumes of interest-bearing liabilities during the 1998 period as compared to the 1997 period, and to a lesser extent, higher market rates of interest.

                       The Company provided $9,000 for loan losses during the nine months ended June 30, 1998 to correspond to the increase in the loan portfolio. No provision was deemed necessary during the comparable 1997 nine month period.

                       Non-interest income increased $60,254 primarily due to the sale of the branch office building and increased levels of service fees on deposit accounts as previously described.

                       The $102,525 increase in non-interest expense, from $965,565 for the 1997 period to $1,068,090 for the 1998 period resulted primarily from increases in compensation and benefits expenses of $68,044, occupancy and equipment expenses of $36,081, franchise taxes of $12,761, and data processing costs of $24,642, partially offset by decreases in professional services expenses, SAIF deposit insurance expense, and other non-operating expenses of $20,693, $14,811 and $14,223, respectively. Compensation and benefits increased due to increased salaries and wages and employee insurance costs as described above, and due to three quarters of Recognition and Retention Plan ("RRP") expenses in the 1998 period as compared to only two quarters in the 1997 period. The RRP was effective beginning in December, 1996. Occupancy and equipment expenses increased due to increased costs associated with the Company's expanded facilities. Franchise taxes increased due to three full quarters of Delaware franchise tax expense during the 1998 period as compared to only two quarters in the 1997 comparable period. Data processing expenses increased due to the increased number of customer accounts and expanded transaction account services. The decline in SAIF deposit insurance premiums reflects the lower assessment rate during the 1998 nine month period as compared to the 1997 nine month period, while professional services expenses decreased due to the recurring nature of services provided to the Company in connection with its public reporting obligations during the 1998 nine month period as compared to the 1997 nine month period. There was no individually significant factor contributing to the decline in other non-operating expenses.

                       The provision for income taxes decreased $58,006 due to lower statutory tax rates being applied to reduced pretax income for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997.

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

                       The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 6.84% at June 30, 1998, as compared to 13.0% at September 30, 1997. At June 30, 1998, the Bank's "liquid" assets totaled approximately $2.6 million, which was $.7 million in excess of the current OTS minimum requirement.

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

                       Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1998, the total approved loan commitments outstanding amounted to $2.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998, totaled $24.1 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

                       At June 30, 1998, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 1998, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1998, the Bank's tangible capital was $8.8 million, or 14.6% of adjusted total assets, core capital was $8.8 million, or 14.6% of adjusted total assets and risk-based capital was $9.1 million, or 32.4% of adjusted risk-weighted assets, exceeding the requirements by $7.9 million, $7.9 million and $6.6 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

                       In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("the Statement"), "Earnings Per Share." The Statement requires entities to give effect to all dilutive potential common shares that were outstanding during the reporting period for purposes of calculating earnings per share.

                       The Company adopted the provisions of the Statement effective for the quarter ending December 31, 1997. Although the Company does have potential common shares outstanding in the form of stock options, application of the Statement had no material effect on the reported net income per share amounts for the quarters or nine months ended June 30, 1998 and 1997.

                       In June, 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("the Statement"), "Reporting Comprehensive Income." The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in the same prominence as other financial statements. As currently applicable to the Company, unrealized holding gains and losses on available for sale securities, which are currently displayed as a separate component of stockholders' equity in the Company's financial statements, will be added or subtracted from net income to report comprehensive income.

                       The Company will adopt the provisions of this Statement effective for the quarter ending December 15, 1998. Based upon historical volatility in the Company's available for sale portfolio and the resultant unrealized gains and losses, management does not anticipate that future reporting of comprehensive income will be materially different than reporting net income.

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

                       In this connection, Bank management is currently evaluating and seeking cost proposals to meet the OTS imposed deadlines. They have tentatively identified the need to replace "teller software" and "local area network software" used in daily operations. Management believes the Bank is making satisfactory progress in meeting the OTS deadline.

                       The Bank's most significant data processing is performed by an outside service bureau. Management, as well as several other data center customers, have already been in contact with the data center and received favorable response regarding their plans and implementation schedules for addressing the year 2000 issues. The Bank will conduct required tests of data center provided applications.

                       The costs associated with the year 2000 issues are estimated to approximate $60,000 to $100,000. Such costs will be capitalized and depreciated over an estimated five year period.

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

Item 4.        Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.        Other Information

               Deadline for Shareholder Proposals

               Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

               (1) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 is August 21, 1998.

               (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is September 20, 1998.

Item 6.        Exhibits and Reports on Form 8-K

               a)     Exhibits:

               No.        Description
               ------     --------------------------------------------------------
               3.1        Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/

               3.2        Bylaws of First Federal Financial Bancorp, Inc. 1/

               27         Financial Data Schedule.

-------------------

1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the SEC on February 26, 1996, as amended.

               b)     No Form 8-K reports were filed during the quarter.

SIGNATURES

                       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     August 12, 1998             By:/s/       I. Vincent Rice
      -----------------------            ---------------------------------------
                                                   I. Vincent Rice, President


Date:     August 12, 1998             By:/s/       Jeffery W. Clark
      -----------------------            ---------------------------------------
                                                   Jeffery W. Clark, Comptroller