Form 10KSB
period 1998-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1998-12-23
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        -----  EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1998
                                       OR
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                          Commission File No.: 0-28020

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Delaware                                      31-1456058
---------------------------------              ---------------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)

     415 Center Street
        Ironton, Ohio                                    45638
---------------------------------              ---------------------------
    (Address of Principal                              (Zip Code)
     Executive Offices)

         Issuer's telephone number, including area code: (740) 532-6845

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Issuer's revenues for its most recent fiscal year:  $4.2 million

As of December 1, 1998, the aggregate value of the 462,906 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 120,455 shares held by all directors and executive officers of the Registrant as a group, was approximately $6.5 million. This figure is based on the last known trade price of $14.00 per share of the Registrant's Common Stock on December 1, 1998.

Number of shares of Common Stock outstanding as of December 1, 1998: 583,361
Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.           Description of Business.

General

         First Federal Financial Bancorp, Inc. (the "Company") is a Delaware corporation and sole stockholder of First Federal Savings Bank of Ironton (the "Savings Bank") which converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank in June 1996. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to its employee stock ownership plan, and the balance of the net conversion proceeds retained by the Company. The business of the Company initially consists of the business of the Savings Bank. At September 30, 1998, the Company had $62.4 million in total consolidated assets, $52.7 million in total consolidated liabilities and $9.7 million in total consolidated stockholders' equity.

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

         The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on originating real estate loans secured by single-family residential properties in the local markets it serves. See "-Competition." At September 30, 1998, the total gross loan portfolio amounted to $45.6 million, or 73.1%, of total consolidated assets, of which $39.1 million, or 85.9%, were single-family residential mortgage loans, $1.5 million, or 3.2%, were multi-family residential loans, $2.5 million, or 5.5%, were commercial real estate loans and $2.5 million, or 5.4%, were comprised of other loans, including home improvement loans, automobile loans, home equity loans and loans secured by savings accounts.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed and related securities (hereinafter "mortgage-backed securities"), municipal and corporate debt securities and other short-term investments. At September 30, 1998, investment securities (both "held to maturity" as well as "available for sale") were $3.9 million, or 6.3% of total consolidated assets, and mortgage-backed securities (both "held to maturity" as well as "available for sale") were $10.9 million, or 17.5% of total consolidated assets. The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits and noninterest expenses. Funds are provided primarily by deposits, amortization and prepayments of outstanding loans and mortgage-backed securities and other sources.

         Operating characteristics of the Company and the Savings Bank in recent years include the following:

         - Profitability. For the year ended September 30, 1998, the Company had net income of $252,000 as compared to $287,000 and $217,000 for the years ended September 30, 1997 and 1996, respectively. The Company's net income in fiscal 1996 was negatively impacted by a one-time assessment of $177,780, net of related tax benefits, to recapitalize the SAIF, as described under "- Regulation - Insurance of Accounts." Without such special assessment net income would have been $394,000. The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income amounted to $1.6 million, $1.7 million and $1.5 million for the years ended September 30, 1998, 1997 and 1996, respectively. The interest rate spreads were 2.04%, 2.12% and 2.36% for the years ended September 30, 1998, 1997 and 1996, respectively. Return on average assets was .41%, .49% and .41% (.75% without the SAIF assessment) for the years ended September 30, 1998, 1997 and 1996, respectively.

         - Non-interest Income. Non-interest income historically has not been a source of profitability for the Company. However, in recent years, the Company has focused on increasing its market share of transaction accounts which has resulted in increased service fee income. Other non-interest income, including service fee income totaled $71,000 for the year ended September 30, 1998, as compared to $46,000 and $42,000 for the years ended September 30, 1997 and 1996, respectively.

         - Non-interest Expense. The Company's profitability has been enhanced by management's emphasis on operating efficiency. The Company's ratio of noninterest expense to average total consolidated assets amounted to 2.30% for the year ended September 30, 1998 and averaged 2.33% for the three years ended September 30, 1998.

         - Asset Quality. Management of the Company believes that good asset quality is the key to long-term financial strength and, as a result, the Company's investments are intended to maintain asset quality and control credit risk. In accordance with this approach, the Company has predominantly emphasized single-family residential real estate loans, which comprised 85.9% of total loans receivable at September 30, 1998. As of such date, total non-performing assets constituted $136,000, or .22% of total consolidated assets.

         - Strong Capital Position. At September 30, 1998, the Company had total stockholders' equity of $9.7 million. The Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.4%, 14.4% and 31.4%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

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

Lending Activities

         General. The Company's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Lawrence County, Ohio. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company does not originate either FHA-insured or VA-guaranteed real estate loans. The Company's single-family residential loans constituted 85.9% of the total loan portfolio at September 30, 1998. To a significantly lesser extent, the Company's loan portfolio also includes loans secured by multi-family residential properties and commercial real estate, loans secured by savings deposits, automobile loans, home improvement loans and miscellaneous other loans.

         Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.



                                                                       September 30,
                                   ------------------------------------------------------------------------------------
                                               1998                         1997                         1996
                                   ---------------------------- ---------------------------- --------------------------
                                      Amount            %          Amount            %           Amount           %
                                   -----------   ----------     ---------      -----------    ----------     --------
                                                                   (Dollars in Thousands)
Real estate loans:
  Single-family residential           $39,143        85.9%        $35,984          89.2%        $32,673         90.0%
  Multi-family residential              1,464          3.2            685            1.7            230            .6
  Commercial real estate                2,533          5.5          1,961            4.8          1,734           4.9
                                      -------      -------         ------          -----         ------         -----
     Total real estate loans           43,140         94.6         38,630           95.7         34,637          95.5
                                      -------      -------         ------          -----         ------         -----
Non-real estate loans:
  Loans secured by savings
    accounts                              751          1.7            556            1.4            703           1.9
  Home improvement                        120           .2             86             .2             86            .2
  Automobile                              525          1.2            508            1.3            463           1.3
  Other(1)                              1,054          2.3            566            1.4            397           1.1
                                      -------      -------         ------          -----         ------         -----
         Total other loans              2,450          5.4          1,716            4.3          1,649           4.5
                                      -------      -------         ------          -----         ------         -----
         Total loans                   45,590       100.0%         40,346         100.0%         36,286        100.0%
                                      -------      -------         ------          -----         ------         -----
                                      -------      -------         ------          -----         ------         -----
Less:
  Unearned interest                     (154)                       (140)                         (118)
  Loans in process                      (448)                       (880)                         (909)
  Deferred loan fees                     (57)                        (13)                          (21)
  Allowance for loan losses             (288)                       (287)                         (283)
                                     --------                     ------                        ------
       Net loans                      $44,643                     $39,026                       $34,955
                                     --------                     -------                       -------
                                     --------                     -------                       -------

----------------------

(1) Comprised primarily of unsecured consumer loans and home equity loans.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                                        Due 1-3 years   Due 3-5 years   Due 5-10 years  Due 10-15 years   Due 15 years
                            Due 1 year      after           after           after            after       and more after
                             or less       9/30/98         9/30/98         9/30/98          9/30/98         9/30/98        Total
                           -----------  --------------  --------------  --------------  ---------------  --------------  --------
                                                                         (In Thousands)

Single-family residential     $1,308       $2,829          $3,075           $7,862          $ 9,605         $14,464     $39,143
Multi-family residential          26           57              66              216              293             806       1,464
Commercial real estate           113          236             251              639              660             634       2,533
Non-real estate                1,260          628             269              137              111              45       2,450
                               -----       ------          ------           ------         --------       ---------     -------
    Total                     $2,707       $3,750          $3,661           $8,854          $10,669         $15,949     $45,590
                               -----       ------          ------           ------         --------       ---------     -------
                               -----       ------          ------           ------         --------       ---------     -------

         The following shows for the total loans due after one year from September 30, 1998 the type and amount which have fixed interest rates and those which have adjustable interest rates.

                                              Fixed          Floating or
                                              Rates        Adjustable-Rates          Total
                                         -------------   ---------------------    ---------------
                                                           (In Thousands)
Real estate loans:
  Single-family residential                 $ 8,846             $28,989                $37,835
  Multi-family residential                       --               1,438                  1,438
  Commercial real estate                        802               1,618                  2,420
                                           --------             -------                -------
    Total real estate loans                   9,648              32,045                 41,693
                                           --------             -------                -------
Non-real estate loans:
  Loan secured by savings
    accounts                                     --                  --                     --
  Home improvement                              106                  --                    106
  Automobile                                    466                  --                    466
  Other(1)                                      509                 109                    618
                                           --------             -------                -------
    Total other loans                         1,081                 109                  1,190
                                           --------             -------                -------
        Total loans                         $10,729             $32,154                $42,883
                                           --------             -------                -------
                                           --------             -------                -------

---------------

(1)      Comprised primarily of unsecured consumer loans and home equity loans.

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


                                                    Year Ended September 30,
                                           ---------------------------------------

                                               1998           1997            1996
                                           -----------    -----------    ------------
                                                           (In Thousands)
Loan originations:
  Single-family residential                   $10,512         $8,509          $8,481
  Multi-family residential                      1,355            458              70
  Commercial real estate                          707            536             324
  Non-real estate                               1,568          1,112             991
                                               ------         ------          ------
    Total loans originated                     14,142         10,615           9,866
  Loan principal reductions                    (6,747)        (6,495)         (6,257)
                                               ------         ------          ------
    Net increase (decrease)
     before other items                         7,395          4,120           3,609
Decrease due to other
  items, net                                   (1,778)           (49)         (1,263)
                                               ------         ------          ------
Net increase in loan portfolio               $  5,617         $4,071          $2,346
                                               ------         ------          ------
                                               ------         ------          ------

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

         Under applicable federal regulations, the permissible amount of loans to one borrower may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Company's five largest loans or groups of loans to one borrower, including related entities, ranged from an aggregate of $448,000 to $612,000 and the Company's loans-to-one-borrower limit was $1.3 million at such date. All of such loans were performing as of September 30, 1998.

         Single-Family Residential Loans. The Company's single-family residential mortgage loans consist almost exclusively of conventional loans. The Company originates solely for portfolio retention and has never sold any loans originated. The single-family residential mortgage loans offered by the Company currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans have maturities of up to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At September 30, 1998, $9.1 million, or 23.3%, of the Company's single-family residential mortgage loans were fixed-rate loans.

         The adjustable-rate loans currently offered by the Company have maturities which range up to 30 years, with interest rates which adjust every year in accordance with a Federal Home Loan Bank index of national contract averages of single-family loans closed in the prior month, plus a margin. The margin established by the Company may be more or less than the Federal Housing Finance Board index rate. The Company's adjustable-rate residential loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date and 5% over the life of the loan. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be fully amortized by the end of the loan term and, thus, do not permit so-called negative amortization. With the decline in market rates of interest over the past few years, the Company's customers have shown a preference for adjustable-rate loans. Originations of adjustable-rate residential loans constituted 58.3%, 84.7% and 85.3% of total origination of single-family residential loans during the years ended September 30, 1998, 1997 and 1996, respectively. At September 30, 1998, $30.0 million or 76.7% of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

         The Company currently will lend up to the lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property. Most loans are made for up to 80% of the lesser of the purchase price or appraised value. Beginning in May 1994, however, the Company initiated a "First Time Homebuyer's Program," which has been popular with customers, pursuant to which it will lend up to the lesser of 90% of the purchase price or the appraised value of the property and offer an interest rate which is .25% below its quoted rate. A prospective borrower must otherwise meet the Company's underwriting standards. The Company requires either private mortgage insurance or sufficient funds on deposit in a savings account with the Company on any loans which are originated with a loan-to-value ratio of greater than 80%. The Company's "First Time Homebuyer's Program" contributed 22.0%, 23.1% and 15.0% of total residential originations during fiscal 1996, 1997 and 1998.

         The Company began offering home equity loans secured by the underlying equity in the borrower's home to those borrowers with whom it has a first mortgage loan in April 1996. Such home equity loans are amortizing loans with a maximum term of 20 years. The Company's home equity loans require combined loan-to-value ratios of 95% or less, depending on the borrowers debt to income ratio.

         Multi-Family Residential and Commercial Real Estate Lending. At September 30, 1998, the Company's multi-family residential loan portfolio was comprised of six apartment buildings which contain between 6 and 20 units. The Company will originate loans up to 70% of the value of the security property for terms of up to 15 years. At September 30, 1998, the Company had $1.5 million, or 3.2% of the total loan portfolio, invested in multi-family residential loans.

         At September 30, 1998, the Company's commercial real estate portfolio was comprised of 44 properties, with principal balances of up to $302,000. The properties which secure such loans are local facilities and include land, a warehouse, churches, a multi-purpose building, and various other small commercial facilities. The Company will originate loans for up to 60% of the appraised value for terms of up to 15 years. At September 30, 1998, the Company's commercial real estate loan portfolio amounted to $2.5 million or 5.5% of the total loan portfolio.

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

         Non-Real Estate Loans. At September 30, 1998, the Company had $751,000, or 1.7% of the total loan portfolio, invested in loans secured by savings accounts. The Company will originate such loans in an amount up to 95% of the account balance at 2% over the rate paid on the account. In addition, as of such date, the Company had $525,000, or 1.2% of the total loan portfolio, invested in new and used automobile loans, which are fixed-rate loans with terms ranging up to five years in the case of loans on new cars and shorter terms for loans on used cars; $120,000, or .2% of the total loan portfolio, invested in home improvement loans and $1,054,000, or 2.3% of the total loan portfolio, invested in other miscellaneous loans, primarily small, short-term unsecured loans to customers and home equity loans.

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

                                                        September 30,
                                                --------------------------------
                                                   1998       1997       1996
                                                ---------  ---------  ----------
                                                      (Dollars in Thousands)
Non-accruing loans:
  Single-family residential                        $125       $ 84       $109
                                                   ----       ----       ----
      Total non-accruing loans                      125         84        109
                                                   ----       ----       ----
Accruing loans greater than
  90 days delinquent                                --         --         --
                                                   ----       ----       ----
      Total non-performing loans(1)                 125         84        109
                                                   ----       ----       ----
Real estate owned(1)                                 11         50         33
                                                   ----       ----       ----
    Total non-performing
      assets                                       $136       $134       $142
                                                   ----       ----       ----
                                                   ----       ----       ----
    Total non-performing
      loans as a percentage of
      total loans                                  0.27%      0.21%      0.31%
                                                   ----       ----       ----
                                                   ----       ----       ----
    Total non-performing
      assets as a percentage of
      total assets                                 0.22%      0.22%      0.25%
                                                   ----       ----       ----
                                                   ----       ----       ----

-----------------

(1) The increase in total non-performing loans is attributable to four loans on non-accrual status at September 30, 1998 (the largest of which was $53,000) as compared to three loans at September 30, 1997 (the largest of which was $35,000). Management does not expect any material losses to be sustained as a result of these non-accrual loans.

         For the years ended September 30, 1998 and 1997, gross interest income which would have been recorded had the loans accounted for on a non-accrual basis been current in accordance with their original terms amounted to $8,598 and $3,447, respectively. For the years ended September 30, 1998 and 1997, $2,033 and $3,213 were included in interest income for these same loans prior to the time they were placed on non-accrual status.

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

                                                                        Year Ended
                                                                       September 30,
                                                             -----------------------------------
                                                                1998         1997        1996
                                                             ----------   ---------   ----------
                                                                    (Dollars in Thousands)

Balance at beginning of period                                 $ 287        $ 283        $ 278
                                                               -----        -----        -----
Charge-offs:
 Single-family residential                                        (6)          (2)          (2)
 Consumer and other                                               (5)          --           (8)

Recoveries:
 Single-family residential                                        --            1           --
 Consumer and other                                               --            2            1
                                                               -----        -----        -----
 Net (charge-offs) recoveries                                    (11)           1           (9)

 Provision for loan losses                                        12            3           14
                                                               -----        -----        -----
Balance at end of period                                       $ 288        $ 287        $ 283
                                                               -----        -----        -----
                                                               -----        -----        -----
Allowance for loan losses
  as a percent of total
  loans outstanding                                             0.64%        0.73%        0.81%
                                                               -----        -----        -----
                                                               -----        -----        -----
Ratio of net charge-offs
  to average loans outstanding                                  0.03%         --%         0.03%
                                                               -----        -----        -----
                                                               -----        -----        -----

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                            September 30,
                                    -----------------------------------------------------------------------------------------------

                                                 1998                             1997                             1996
                                    ---------------------------      ---------------------------     ------------------------------
                                                     Percent of                       Percent of                        Percent of
                                                      Loans to                         Loans to                          Loans to
                                       Amount        Total Loans        Amount        Total Loans        Amount        Total Loans
                                    ----------    ---------------    ----------    ---------------   -----------    ---------------
                                                                     (Dollars in Thousands)
Single-family residential              $247              85.9%           $255             88.9%            $235               90.4%
Multi-family residential                  9               3.1               5              1.7                7                 .6
Commercial real estate                   16               5.6              14              4.9               14                4.8
Other loans                              16               5.6              13              4.5               27                4.2
                                         --               ---             ---            -----              ---               ----
         Total                         $288             100.0%           $287            100.0%            $283              100.0%
                                        ---             -----             ---            -----              ---              -----
                                        ---             -----             ---            -----              ---              -----



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

         Mortgage-Backed Securities. The Company maintains a significant portfolio of mortgage- backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. At September 30, 1998, the Company had an aggregate of $5.3 million, or 48.6% of total mortgage-backed securities (held to maturity and available for sale), invested in GNMA, FNMA and FHLMC certificates and, as of such date, the Company had $5.6 million, or 51.4% of total mortgage-backed securities, invested in nine collateralized mortgage obligations ("CMOs").

         In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The Company's CMO's were issued by the GNMA and FNMA and are performing in accordance with their terms. As of September 30, 1998, the Company did not own any mortgage-related securities designated as "high-risk mortgage securities" under OTS pronouncements.

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

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At September 30, 1998, none of the Company's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "- Regulation - The Savings Bank - Capital Requirements."

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

         The following table sets forth the composition of the Company's mortgage-backed securities held to maturity at the dates indicated.


                                                                      September 30,
                                           --------------------------------------------------------------

                                                   1998                   1997                   1996
                                           -------------------    -------------------    -------------------
                                                                 (Dollars in Thousands)

GNMA certificates                               $      19              $      40               $     43
FNMA certificates                                   1,405                  1,591                  1,762
FHLMC certificates                                  2,107                  2,600                  3,142
Collateralized mortgage
 obligations                                        1,593                    356                    124
                                                  -------                 ------                -------
    Total mortgage-backed
      securities held to maturity                   5,124                  4,587                  5,071

Unamortized premiums                                  155                    123                    137
Unearned discounts                                    (10)                   (14)                   (18)
                                                  -------                 ------                -------
    Net mortgage-backed securities
      held to maturity                             $5,269                 $4,696                 $5,190
                                                  -------                 ------                -------
                                                  -------                 ------                -------
Weighted average interest rate                       6.66%                  6.01%                  6.47%
                                                  -------                 ------                -------
                                                  -------                 ------                -------


         The following table sets forth the composition of the Company's mortgage-backed securities available for sale at the dates indicated.

                                                                      September 30,
                                           --------------------------------------------------------------
                                                   1998                   1997                  1996
                                           -------------------    -------------------    ----------------
                                                                 (Dollars in Thousands)

GNMA certificates                                $    613                $   831                 $  955
FNMA certificates                                     571                    854                    945
FHLMC certificates                                    445                    575                    657
Collateralized mortgage
 obligations                                        3,983                    848                     --
                                                   -------                 ------                -------
    Total mortgage-backed
      securities available for sale                 5,612                  3,108                  2,557

Unamortized premiums                                   41                     27                     31
Unearned discounts                                   (133)                   (36)                    (8)
Unrealized holding gain (loss)
  on mortgage-backed securities
  available for sale                                   98                     31                     (4)
                                                  -------                 ------                -------
    Net mortgage-backed securities
      available for sale                           $5,618                 $3,130                 $2,576
                                                  -------                 ------                -------
                                                  -------                 ------                -------
Weighted average interest rate                       6.46%                  6.67%                  6.60%
                                                  -------                 ------                -------
                                                  -------                 ------                -------

         The following table sets forth the activity in the Company's aggregate mortgage-backed securities portfolio (held to maturity and available for sale) during the periods indicated.

                                                                           At or For the Year Ended
                                                                                September 30,
                                                ---------------------------------------------------------------
                                                        1998                    1997                   1996
                                                -------------------    --------------------    -------------------
                                                                              (In Thousands)
Mortgage-backed securities at
  beginning of period                                 $   7,826                  $7,766                 $9,558
Purchases                                                 4,375                   1,124                     --
Repayments                                               (1,357)                 (1,081)                (1,769)
Sales                                                        --                      --                     --
Accretion and amortization, net                             (23)                    (18)                   (33)
Net change in unrealized holding
  gain on available for sale securities                      66                      35                     10
                                                        -------                 -------                -------
Mortgage-backed securities at
  end of period                                         $10,887                  $7,826                 $7,766
                                                        -------                 -------                -------
                                                        -------                 -------                -------

         At September 30, 1998, the weighted average contractual maturity of the Company's aggregate mortgage-backed securities (held to maturity and available for sale) was approximately 23 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

         Investment Securities. The following table sets forth certain information relating to the Company's investment securities held to maturity at the dates indicated.



                                                                   September 30,
                                         -----------------------------------------------------------------
                                                  1998                    1997                    1996
                                         --------------------    ---------------------   -----------------
                                                                     (In Thousands)

U.S. Treasury securities                   $       --              $        --                 $   250
U.S. Government agency
  securities                                      849                    4,380                   5,078
Municipal bonds                                 1,473                    1,628                   1,447
Certificates of deposit                           483                      779                   1,771
FHLB stock                                        505                      470                     438
                                               ------                   ------                   -----
     Total                                     $3,310                   $7,257                  $8,984
                                               ------                   ------                   -----
                                               ------                   ------                   -----

         The following table sets forth certain information relating to the Company's investment securities available for sale at the dates indicated.

                                                                      September 30,
                                        --------------------------------------------------------------------
                                                 1998                      1997                  1996
                                        ---------------------    ----------------------   ------------------
                                                                      (In Thousands)
U.S. Government agency
securities                                        $600                    $1,549                   $2,391
Obligations of states and
 political subdivisions                             --                       140                      140
                                                ------                     -----                    -----
  Total investment
   securities available
   for sale                                        600                     1,689                    2,531
Unrealized holding gain on
 investment securities
 available for sale                                 10                         5                        1
                                                ------                     -----                    -----
Net investment securities
 available for sale                               $610                    $1,694                   $2,532
                                                ------                     -----                    -----
                                                ------                     -----                    -----

             The following table sets forth certain information regarding the maturities of the Company's investment securities at September 30, 1998.

                                                                 Contractually Maturing
                         ------------------------------------------------------------------------------------------
                                       Weighted                  Weighted                   Weighted                 Weighted
                           Under 1     Average                   Average                    Average      Over 10      Average
                            Year        Yield      1-5 Years      Yield      6-10 Years      Yield        Years        Yield
                         ---------   ---------    ---------    ---------    ----------    ----------    --------    ---------
                                                                 (Dollars in Thousands)
U.S. Government
  agency securities        $  100        7.13%     $  859         6.51%       $   --            --%      $  500        7.00%
Municipal bonds               416        6.15         812         5.25           246          4.97           --          --
Certificates of deposit       293        6.11         189         6.60            --            --           --          --
FHLB stock                     --          --          --           --            --            --          505         7.31
                           ------       -----      ------       ------        ------         -----       ------       -----
      Total                $  809        6.25%     $1,860         5.97%       $  246          4.97%      $1,005         7.16%
                           ------       -----      ------       ------        ------         -----       ------       -----
                           ------       -----      ------       ------        ------         -----       ------       -----


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



                                                                          September 30,
                                ---------------------------------------------------------------------------------------------------
                                             1998                              1997                               1996
                                -----------------------------     ----------------------------      -------------------------------
                                    Amount         Percentage        Amount          Percentage         Amount          Percentage
                                ------------    --------------    ------------     --------------   -------------    ---------------
                                                                  (Dollars in Thousands)
Certificate accounts:
  2.00 - 4.00%                       $   290              .7%       $ 1,006               2.2%          $ 1,662                3.7%
  4.01 - 6.00%                        20,307            44.7         13,142              29.2            21,321               47.6
  6.01 - 8.00%                        14,514            31.9         20,630              45.9            10,965               24.5
                                     -------         -------         ------           -------           -------            -------

Total certificate accounts            35,111            77.3         34,778              77.3            33,948               75.8
                                     -------         -------         ------           -------           -------            -------
  Transaction accounts:
  Passbook accounts                    8,797            19.4          9,054              20.1             9,863               22.0
  Christmas Club                          98              .2             91                .2                96                 .2
  Demand accounts                      1,431             3.1          1,070               2.4               902                2.0
                                     -------         -------         ------           -------           -------            -------
Total transaction accounts            10,326            22.7         10,215              22.7            10,861               24.2
                                     -------         -------         ------           -------           -------            -------

Total deposits                       $45,437           100.0%       $44,993             100.0%          $44,809              100.0%
                                     -------         -------         ------           -------           -------            -------
                                     -------         -------         ------           -------           -------            -------


         The following table sets forth the savings activities of the Company during the periods indicated.

                                                          Year Ended
                                                        September 30,
                                      ----------------------------------------------------
                                         1998                 1997               1996
                                      -------------    ----------------    ---------------
                                                       (In Thousands)
Deposits                               $37,946             $35,414            $39,002
Withdrawals                            (39,377)            (37,046)           (42,057)
                                       -------             -------            -------
  Net increase (decrease)
    before interest credited            (1,431)             (1,632)            (3,055)
Interest credited                        1,875               1,816              1,666
                                       -------             -------            -------
  Net increase (decrease) in
    deposits                            $  444            $    184            $(1,389)
                                       -------             -------            -------
                                       -------             -------            -------


         The following table shows the contractual interest rate and maturity information for the Company's certificates of deposit at September 30, 1998.

                                                                  Maturity Date
                        -----------------------------------------------------------------------------------------------
                             One Year               Over                Over                 Over
                              or Less             1-2 Years           2-3 Years             3 Years             Total
                        -----------------    -----------------   -----------------    -----------------   -------------
                                                                  (In Thousands)
 2.00 -  4.00%                 $    598             $     12            $     --            $    --           $    610
 4.01 -  6.00%                   15,461                1,543                 405                  3             17,412
 6.01 -  8.00%                    8,811                3,192               4,603                483             17,089
                               --------             --------             -------            -------           --------
   Total                        $24,870               $4,747              $5,008               $486            $35,111
                               --------             --------             -------            -------           --------
                               --------             --------             -------            -------           --------

         The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 1998. The Company does not use brokered deposits and the substantial majority of all funds are from within the local market area.

             Certificates of deposit maturing
                   in quarter ending:
             --------------------------------             ----------------------
                                                               (In Thousands)

            December 31, 1998                                      $   428
            March 31, 1999                                             568
            June 30, 1999                                              542
            September 30, 1999                                         869
            After September 30, 1999                                 1,350
                                                                     -----
  Total certificates of deposit with
    balances of $100,000 or more                                    $3,757
                                                                     -----
                                                                     -----

         Borrowings. The Company may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 1998, the Company had $7.0 million in outstanding advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of the Company's FHLB advances during the periods indicated.

                                                                  Year Ended
                                                                 September 30,
                                      ------------------------------------------------------------------
                                               1998                     1997                   1996
                                      -----------------------   -------------------    -----------------
                                                               (Dollars in Thousands)
Maximum balance                                   $7,004                $3,300                 $ 500
Average balance                                    5,458                 1,318                    27
Year end balance                                   7,004                 3,300                   500
Weighted average
  interest rate:
    At end of year                                  5.34%                 6.25%                 5.45%
    During the year                                 5.43                  5.61                  5.45

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

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "The Savings Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Savings Bank - Qualified Thrift Lender Test."

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Savings Bank was in compliance with the above restrictions.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1998. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Savings Bank's regulatory capital.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

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

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 1998, the Savings Bank's liquidity ratio was 5.4%.

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

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At September 30, 1998, the Savings Bank was a Tier 1 institution for purposes of this regulation.

         On January 7, 1998, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, a savings institution that would remain at least "adequately capitalized" following the capital distribution and that meets other specified requirements, would not be required to provide any notice or application to the OTS for cash dividends below a specified amount. A savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (or 3% or more if the savings institution is assigned a composite rating of 1), and does not meet the definition of "well capitalized." Because the Savings Bank is a subsidiary of the Company, the proposal, however, would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Savings Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

         Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. If a savings institution's aggregate lending limitation is less than $500,000, then, notwithstanding the aforementioned aggregate limitation, such savings institution may have total loans and extensions of credit, for any purpose, to one borrower outstanding at one time not to exceed $500,000. For information about the largest borrowers from the Savings Bank, see "- Lending Activities - Loan Activity."

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

         Nationwide Banking. The Savings Bank may face additional competition from commercial banks headquartered outside of the State of Ohio as a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became fully effective on June 1, 1997, and which will allow banks and bank holding companies headquartered outside of Ohio to enter the Savings Bank's market through acquisition, merger or de novo branching. For further information about the Savings Bank's competition, see "- Competition."

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

         The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At September 30, 1998, approximately 92% of the Savings Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Savings Bank under the QTI Test in effect at that time.

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

         Federal Home Loan Bank System. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1998, the Savings Bank had $7.0 million in FHLB advances.

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 1998, the Savings Bank had $505,000 in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1998, the Savings Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         At December 31, 1997, the federal income tax reserves of the Savings Bank included $1.3 million for which no federal income tax has been provided. All of this amount is attributable to pre-1987 bad debt reserves.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1998, the Savings Bank had no NOL carryforwards for federal income tax purposes.

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

         The Savings Bank's federal income tax returns for the tax years ended December 31, 1995 forward are open under the statute of limitations and are subject to review by the IRS.

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

         The Savings Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1998 return, which is based on net worth as of December 31, 1998.

         The Savings Bank's state franchise tax returns for the tax years ended December 31, 1995 forward are open under the statute of limitations and are subject to review by state taxing authorities.


Item 2.           Description of Property.

         The Company's principal executive office is located at 415 Center Street, Ironton, Ohio 45638. The following table sets forth certain information with respect to the offices and other properties of the Savings Bank at September 30, 1998.

                                                             Net Book Value
       Description/Address           Leased/Owned              of Property            Deposits
----------------------------     ---------------------      --------------------    ----------------
                                                                           (In Thousands)

Main Office(1)
415 Center Street                      Owned                     $973                      $34,360
Ironton, Ohio  45638

Branch Office(2):
201 State Street                       Owned                      779                       11,077
Proctorville, Ohio  45669

-----------------

(1) Drive-through facility expansion completed in October 1997. Located at the corner of 5th and Railroad Streets.

(2) This branch office opened on August 4, 1997. Former Chesapeake, Ohio branch was relocated to the new Proctorville location. The Company sold the Chesapeake facility during fiscal 1998 resulting in a gain of $47,068.

Item 3.  Legal Proceedings.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from pages 42 and 43 of the Company's 1998 Annual Report to Stockholders ("Annual Report").


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages three to 15 of the Company's 1998 Annual Report.

Item 7.  Financial Statements.

         The information required herein is incorporated by reference from pages two, and 16 to 40 of the Company's 1998 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required herein is incorporated by reference from pages two to six, and nine of the Company's Proxy Statement dated December 18, 1998 ("Proxy Statement").

Item 10. Executive Compensation.

         The information required herein is incorporated by reference from pages ten to 15 of the Company's Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages seven to nine of the Company's Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from page 15 of the Company's Proxy Statement.

PART IV

Item 13. Exhibits, List and Reports on Form 8-K.

         (a)  Document filed as part of this Report.

             (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1998 Annual Report.

         Independent Auditor's Report.

         Consolidated Balance Sheets as of September 30, 1998 and 1997.

         Consolidated Statements of Income for the Years Ended September 30, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

             (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

             (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.


No.                                         Description
------     ------------------------------------------------------------------------------------------
3.1        Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/
3.2        Bylaws of First Federal Financial Bancorp, Inc.1/
4          Stock Certificate of First Federal Financial Bancorp, Inc.1/
10.1       Employment Agreement among First Federal Financial Bancorp, Inc., First Federal
           Savings Bank of Ironton and I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark)*/2/
10.2       Stock Option Plan*/2/
10.3       Recognition and Retention Plan and Trust*/2/
13         1998 Annual Report to Stockholders specified portion (p. two to 40, and 43) of the Registrant's Annual Report to Stockholders for the
           year ended September 30, 1998.
21         Subsidiaries of the Registrant - Reference is made to Item 1.  "Business" for the Required information
27         Financial Data Schedule

--------------

1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333- 1672) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 26, 1996, as amended.

2/ Incorporated by reference from the Form 10-KSB for the fiscal year ended September 30, 1996 filed by the Registrant with the SEC on December 26, 1996.

*/ Management contract or compensatory plan or arrangement.

                  (3)(b)  Reports filed on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST FEDERAL FINANCIAL BANCORP, INC.



                                    By:      /s/ I. Vincent Rice
                                             ----------------------------------
                                             I. Vincent Rice
                                             President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






/s/ I. Vincent Rice                                    December 21, 1998
-------------------------------------------
I. Vincent Rice
President (Principal Executive Officer)



/s/ Jeffery W. Clark                                   December 21, 1998
-------------------------------------------
Jeffery W. Clark
Comptroller (Principal Financial and
Accounting Officer)



/s/ Thomas D. Phillips                                 December 21, 1998
-------------------------------------------
Thomas D. Phillips
Chairman



/s/ James E. Waldo                                     December 21, 1998
-------------------------------------------
James E. Waldo
Vice Chairman

/s/ Edith M. Daniels                                   December 21, 1998
-------------------------------------------
Edith M. Daniels
Corporate Secretary and Director




/s/ Edward R. Rambacher                                December 21, 1998
-------------------------------------------
Edward R. Rambacher
Director



/s/ Steven C. Milleson                                 December 21, 1998
-------------------------------------------
Steven C. Milleson
Director



/s/ William P. Payne                                   December 21, 1998
-------------------------------------------
William P. Payne
Director