Form 10QSB
period 1998-12-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1999-02-16
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         December 31, 1998
                                       --------------------------------------

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                     to
                                  -------------------    --------------------

                    Commission File Number       0-28020
                                           -------------------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.
  ----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          DELAWARE                                   31-1456058
   ---------------------------------         -----------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


     415 CENTER STREET, IRONTON, OHIO                          45638
   ----------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


                                (740) 532-6845
            --------------------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No
     ---------           ---------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of February 12, 1999, there were issued and outstanding 583,361 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes                  No      X
     ---------           ---------

                    FIRST FEDERAL FINANCIAL BANCORP, INC.

                              TABLE OF CONTENTS

                              *****************

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets (as of December 31,
            1998 (unaudited) and September 30, 1998)  . . . . . . . . . . . . . . . . . . . . . . . . .            3

            Consolidated Statements of Income (for the three
            months ended December 31, 1998 (unaudited)
            and 1997 (unaudited)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

            Consolidated Statements of Changes in Stockholders' Equity (for
            the three months ended December 31, 1998 (unaudited) and
            the year ended September 30, 1998)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

            Consolidated Statements of Cash Flows (for the three
            months ended December 31, 1998 (unaudited)
            and 1997 (unaudited)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .          7-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10-14


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15
Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .           15
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,         September 30,
                                                                                      1998                 1998
                                                                                 -------------         -------------
                                                                                  (Unaudited)
                                                         ASSETS
CASH AND CASH EQUIVALENTS                                                        $   1,505,667          $    746,261

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                         2,283,491             3,309,806

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                              604,797               609,978

LOANS RECEIVABLE                                                                    47,630,660            44,642,641

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                                    5,057,937             5,268,915

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                                  5,122,865             5,618,354

ACCRUED INTEREST RECEIVABLE                                                            310,082               341,410

FORECLOSED REAL ESTATE                                                                  43,355                10,603

OFFICE PROPERTIES AND EQUIPMENT                                                      1,734,075             1,752,308

OTHER ASSETS                                                                            46,395                95,621
                                                                                 -------------         -------------

                                                                                 $  64,339,324          $ 62,395,897
                                                                                 =============          ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                         $  47,413,843          $ 45,436,581

ADVANCES FROM FEDERAL HOME LOAN BANK                                                 6,994,978             7,004,136

ACCRUED INCOME TAXES PAYABLE:
  Current                                                                               14,687                   -
  Deferred                                                                             100,785               139,592

ACCRUED INTEREST PAYABLE                                                                33,502                32,814

OTHER LIABILITIES                                                                      146,597               131,878
                                                                                 -------------         -------------

   Total liabilities                                                                54,704,392            52,745,001
                                                                                 -------------         -------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                           5,834                 5,834
  Employee benefit plans                                                              (620,758)             (643,854)
  Additional paid-in capital                                                         5,517,312             5,510,264
  Retained earnings-substantially restricted                                         4,702,350             4,707,377
  Accumulated other comprehensive income                                                30,194                71,275
                                                                                 -------------         -------------

   Total stockholders' equity                                                        9,634,932             9,650,896
                                                                                 -------------         -------------

                                                                                 $  64,339,324          $ 62,395,897
                                                                                 =============          ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      For The Three Months Ended
                                                                                 -----------------------------------
                                                                                 December 31,           December 31,
                                                                                     1998                  1997
                                                                                 -------------          ------------
INTEREST INCOME:                                                                 (Unaudited)            (Unaudited)
  Loans receivable-
    First mortgage loans                                                         $     798,695          $    741,571
    Consumer and other loans                                                            53,829                33,130
  Mortgage-backed and related securities                                               155,425               119,595
  Investment securities                                                                 53,506               138,944
  Other interest-earning assets                                                         12,974                10,640
                                                                                 -------------          ------------

   Total interest income                                                             1,074,429             1,043,880
                                                                                 -------------          ------------

INTEREST EXPENSE:
  Interest-bearing checking                                                              5,314                 4,406
  Passbook savings                                                                      61,928                69,233
  Certificates of deposit                                                              510,968               513,780
  Advances from Federal Home
    Loan Bank                                                                           93,396                52,851
                                                                                 -------------          ------------

          Total interest expense                                                       671,606               640,270
                                                                                 -------------          ------------

          Net interest income                                                          402,823               403,610

PROVISION FOR LOAN LOSSES                                                                3,000                 3,000
                                                                                 -------------          ------------

          Net interest income after provision
           for loan losses                                                             399,823               400,610
                                                                                 -------------          ------------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                          303                 5,320
  Gain on sale of assets                                                                 5,000                   -
  Other                                                                                 21,916                11,595
                                                                                 -------------          ------------

          Total non-interest income                                                     27,219                16,915
                                                                                 -------------          ------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                            158,295               153,441
  Occupancy and equipment                                                               32,412                37,826
  SAIF deposit insurance premium                                                         6,553                 7,223
  Directors' fees and expenses                                                          23,280                23,862
  Franchise taxes                                                                       37,881                36,675
  Data processing                                                                       25,499                23,950
  Advertising                                                                           20,117                16,799
  Professional services                                                                 28,325                24,569
  Other                                                                                 42,278                30,104
                                                                                 -------------          ------------

          Total non-interest expense                                                   374,640               354,449
                                                                                 -------------          ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                52,402                63,076

PROVISION FOR INCOME TAXES                                                              20,355                 8,710
                                                                                 -------------          ------------

NET INCOME                                                                       $      32,047          $     54,366
                                                                                 =============          ============

EARNINGS PER SHARE:
  Basic                                                                          $         .06          $        .09
                                                                                 =============          ============
  Diluted                                                                        $         .06          $        .09
                                                                                 =============          ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Employee     Additional
                                                     Common         Benefit       Paid-in
                                                      Stock          Plans        Capital
                                                      -----          -----        -------
BALANCES, September 30, 1997                    $     6,464     $  (739,000)    $  6,060,242

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1998             -               -                -
  Other comprehensive income, net of tax:
       Change in unrealized gain on invest-
          ments available for sale, net of
          tax of $25,655                                -               -                -
  Less reclassification adjustment                      -               -                -
                                                -----------     -----------     ------------

TOTAL COMPREHENSIVE INCOME                              -               -                -

ESOP SHARES RELEASED, 5,554 shares;
  $16.76 average fair market value                      -            55,540           37,559

RRP SHARES AMORTIZED, 3,254 shares                      -            38,236              -

DIVIDENDS PAID ($.28 per share)                         -             1,370            1,088

PURCHASE OF 63,022 TREASURY SHARES                     (630)            -           (588,625)
                                                -----------     -----------     ------------

BALANCES, September 30, 1998                          5,834        (643,854)       5,510,264

COMPREHENSIVE INCOME:
  Net income, three months ended
    December 31, 1998 (unaudited)                       -               -                -
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $21,163 (unaudited)                      -               -                -
                                                -----------     -----------     ------------

TOTAL COMPREHENSIVE INCOME (unaudited)                  -               -                -

ESOP SHARES RELEASED, 1,349 shares;
  $15.23 average fair market
  value (unaudited)                                     -            13,490            7,048

RRP SHARES AMORTIZED, 817 shares (unaudited)            -             9,606              -

DIVIDENDS PAID ($.07 per share) (unaudited)             -               -                -
                                                -----------     -----------     ------------

BALANCES, December 31, 1998 (unaudited)         $     5,834     $  (620,758)    $  5,517,312
                                                ===========     ===========     ============


                                                   Retained         Accumulated
                                                  Earnings-            Other          Total
                                                 Substantially    Comprehensive   Stockholders'
                                                  Restricted          Income          Equity
                                                  ----------          ------          ------
BALANCES, September 30, 1997                      $ 5,127,312      $    24,317   $   10,479,335

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1998           252,257              -            252,257
  Other comprehensive income, net of tax:
       Change in unrealized gain on invest-
          ments available for sale, net of
          tax of $25,655                                  -             49,416           49,416
  Less reclassification adjustment                        -             (2,458)          (2,458)
                                                  -----------      -----------   --------------

TOTAL COMPREHENSIVE INCOME                            252,257           46,958          299,215

ESOP SHARES RELEASED, 5,554 shares;
  $16.76 average fair market value                        -                -             93,099

RRP SHARES AMORTIZED, 3,254 shares                        -                -             38,236

DIVIDENDS PAID ($.28 per share)                      (160,419)             -           (157,961)

PURCHASE OF 63,022 TREASURY SHARES                   (511,773)             -         (1,101,028)
                                                  -----------      -----------   --------------

BALANCES, September 30, 1998                        4,707,377           71,275        9,650,896

COMPREHENSIVE INCOME:
  Net income, three months ended
    December 31, 1998 (unaudited)                      32,047              -             32,047
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $21,163 (unaudited)                        -            (41,081)         (41,081)
                                                  -----------      -----------   --------------

TOTAL COMPREHENSIVE INCOME (unaudited)                 32,047          (41,081)          (9,034)

ESOP SHARES RELEASED, 1,349 shares;
  $15.23 average fair market
  value (unaudited)                                       -                -             20,538

RRP SHARES AMORTIZED, 817 shares (unaudited)              -                -              9,606

DIVIDENDS PAID ($.07 per share) (unaudited)           (37,074)             -            (37,074)
                                                  -----------      -----------   --------------

BALANCES, December 31, 1998 (unaudited)           $ 4,702,350      $    30,194   $    9,634,932
                                                  ===========      ===========   ==============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Three Months Ended
                                                                                       -------------------------------------
                                                                                       December 31,             December 31,
                                                                                          1998                      1997
                                                                                       ------------            -------------
                                                                                        (Unaudited)              (Unaudited)
 OPERATING ACTIVITIES:
  Net income                                                                           $     32,047             $     54,366
  Adjustments to reconcile net income to net cash
    provided by operating activities -
  Gains on foreclosed real estate                                                              (303)                  (5,320)
  Gain on sale of assets                                                                     (5,000)                    -
  Provision for loan losses                                                                   3,000                    3,000
  Depreciation                                                                               18,233                   24,069
  FHLB stock dividends                                                                       (8,900)                  (8,500)
  Amortization and accretion, net                                                             6,446                    3,421
  ESOP compensation                                                                          20,538                   21,575
  RRP compensation                                                                            9,606                    9,419
  Change in -
   Accrued interest receivable                                                               31,328                  (28,597)
   Other assets                                                                              49,226                    8,843
   Deferred Federal income taxes                                                            (17,641)                  12,247
   Accrued interest payable                                                                     688                    1,374
   Accrued income taxes payable                                                              14,687                     -
   Other liabilities                                                                         14,719                  (71,060)
                                                                                       ------------             ------------
     Net cash provided by operating activities                                              168,674                   24,837
                                                                                       ------------             ------------

INVESTING ACTIVITIES:
  Net increase in loans                                                                  (3,034,374)                (970,916)
  Proceeds from maturities of investment securities held to maturity                      1,035,000                  400,000
  Purchases of mortgage-backed securities available for sale                                   -                    (677,580)
  Principal collected on mortgage-backed securities held to maturity                        206,701                  139,280
  Principal collected on mortgage-backed securities available for sale                      436,469                   80,458
  Purchases of office properties and equipment                                                 -                      (9,025)
  Proceeds from sale of foreclosed real estate                                               10,906                   44,763
  Proceeds from sale of assets                                                                5,000                        -
                                                                                       ------------             ------------

     Net cash used for investing activities                                              (1,340,298)                (993,020)
                                                                                       ------------             ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                     1,977,262                 (145,170)
  Dividends paid                                                                            (37,074)                 (41,485)
  Proceeds from FHLB advances                                                                  -                   2,375,000
  Repayments of FHLB advances                                                                (9,158)              (1,100,000)
                                                                                       ------------             ------------

     Net cash provided by financing activities                                            1,931,030                1,088,345
                                                                                       ------------             ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       759,406                  120,162

CASH AND CASH EQUIVALENTS, beginning of period                                              746,261                  807,314
                                                                                       ------------             ------------

CASH AND CASH EQUIVALENTS, end of period                                               $  1,505,667             $    927,476
                                                                                       ============             ============

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                              $     43,355             $     29,722
  Change in unrealized holding loss on investment
   securities available for sale                                                            (62,244)                 (28,472)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                                  23,311                   41,385
  Interest paid                                                                             670,918                  638,896

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Financial Statement Presentation
      -----------------------------------------

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

          The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 1998.

      Business
      --------

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

      Principles of Consolidation
      ---------------------------
          The consolidated financial statements at December 31, 1998 and September 30, 1998, and for the three months ended December 31, 1998 and 1997, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)   COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

          The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize
the principal and interest on the loan over a period of 12 years.   The Company
accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three month periods ended December 31, 1998 and 1997 was $20,538 and $21,575, respectively.

(4)   STOCK OPTION PLAN

          On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of December 31, 1998. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through December 31, 1998.

(5)   RECOGNITION AND RETENTION PLAN AND TRUST

          On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of December 31, 1998. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended December 31, 1998 and 1997 was $9,606 and $9,419, respectively.

          The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)   PURCHASE OF COMMON STOCK

          During the year ended September 30, 1998, the Company purchased 63,022 shares of its outstanding common stock at an aggregate cost of $1,101,028. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)   EARNINGS PER SHARE

          Basic and full dilution Earnings Per Share (EPS) for the three months ended December 31, 1998 and 1997, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                              For the Three Months Ended               For the Three Months Ended
                                   December 31, 1998                       December 31, 1997
                        ------------------------------------  --------------------------------------------
                                       Shares                                  Shares
                          Income       (Denomi-    Per-Share    Income         (Denomi-         Per-Share
                        (Numerator)    nator)        Amount   (Numerator)      nator)             Amount
                        -----------    ---------   ---------  -----------     ---------         ----------
Basic EPS               $    32,047      544,414    $   0.06    $  54,366       601,782         $     0.09
Effect of Dilutive
 Securities-Options           -            1,990        -            -            2,202                 -
                        -----------    ---------    --------    ---------     ---------         ----------

Diluted EPS             $    32,047      546,404    $   0.06    $  54,366       603,984         $     0.09
                        ===========    =========    ========    =========     =========         ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FINANCIAL CONDITION

          ASSETS. Total assets increased $1.9 million, or 3.0%, from $62.4 million at September 30, 1998 to $64.3 million at December 31, 1998. The increase consisted primarily of increases in cash and cash equivalents of $.8 million and loans receivable of $3.0 million, offset by declines in mortgage-backed securities (held to maturity and available for sale) of $.7 million and investment securities (held to maturity and available for sale) of $1.0 million.

          CASH AND CASH EQUIVALENTS. The $.8 million increase in cash and cash equivalents resulted primarily from maturities of investment securities, principal payments on mortgage-backed securities, along with an increase in deposits, partially offset by cash outflows used to fund loan demand.

          INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $1.0 million, or 25.6%, from $3.9 million at September 30, 1998 to $2.9 million at December 31, 1998. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $1.0 million, with no corresponding reinvestments of the proceeds.

          LOANS RECEIVABLE. Loans receivable increased $3.0 million, or 6.7%, from $44.6 million at September 30, 1998 to $47.6 million at December 31, 1998. The majority of the increase is attributed to mortgage loan originations.

          The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $45.5 million, or 95.0%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $2.4 million, or 5.0%, of total gross loans outstanding at December 31, 1998.

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

          ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans remained unchanged constituting .6% of loans outstanding at September 30, 1998 and December 31, 1998. The dollar amount of the allowance totaled $288,350 at September 30, 1998 as compared to $285,246 at December 31, 1998.

          Charge-off activity for the three months ended December 31, 1998 and 1997, totaled $6,104 and $3,635, respectively. Recoveries totaled $-0- and $-0- for the three months ended December 31, 1998 and 1997, respectively.

          The Company had $133,000 and $125,000 of non-accrual loans at December 31, 1998 and September 30, 1998, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

          The Company had no troubled debt restructurings during the three month periods ended December 31, 1998 and 1997.

          MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $.7 million, or 6.4%, from $10.9 million at September 30, 1998 to $10.2 million at December 31, 1998, due to scheduled principal payments of $.7 million.

          DEPOSITS. Deposits increased by $2.0 million, or 4.4%, from $45.4 million at September 30, 1998 to $47.4 million at December 31, 1998. The Company continues to offer competitive interest rates on deposits.

          ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $7.0 million at December 31, 1998 and September 30, 1998. The growth in deposits provided the Company with ample funds to meet its commitments during the quarter without additional borrowings.

          STOCKHOLDERS' EQUITY. Stockholders' equity totaled $9.6 million at December 31, 1998 and September 30, 1998. The Company's net income for the quarter was offset by dividends declared and the release of common stock shares to the employee benefit plans.

          RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

          Net income decreased $22,319, or 41.1%, from $54,366 for the quarter ended December 31, 1997 to $32,047 for the quarter ended December 31, 1998. Earnings per share were $.06 and $.09 for the 1998 and 1997 quarters, both primary and assuming full dilution. The decrease in net income primarily resulted from increases in non-interest expense and the provision for income taxes of $20,191 and $11,645, respectively, offset by an increase in non-interest income of $10,304.

          Total interest income increased $30,549, or 2.9%, from $1,043,880 for the quarter ended December 31, 1997 to $1,074,429 for the quarter ended December 31, 1998. The increase was due to increased levels of interest earned on loans receivable of $77,823, mortgage-backed securities of $35,830, and other interest-earning assets of $2,334, offset by a reduction in interest earned on investment securities of $85,438. The increases were primarily attributable to increases in the average volumes of the respective portfolios during the 1998 quarter as compared to the 1997 quarter, while the decrease in interest earned on investments reflects a reduced portfolio volume during the 1998 quarter as compared to the 1997 quarter.

          Total interest expense increased $31,336, or 4.9%, from $640,270 for the 1997 quarter to $671,606 for the 1998 quarter, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1998 quarter as compared to the 1997 quarter, and to a lesser extent, due to higher interest rates paid on deposits.

          The Company provided $3,000 for loan losses for the 1998 and 1997 quarters, such amounts corresponding with the growth in the loan portfolio during the periods.

          The $10,304 increase in non-interest income, from $16,915 for the 1997 quarter to $27,219 for the 1998 quarter, resulted primarily from increased service charge income on deposit accounts and from a $5,000 gain during the 1998 quarter on the sale of assets.

          The $20,191, or 5.7%, increase in non-interest expense, from $354,449 for the 1997 quarter to $374,640 for the 1998 quarter, consisted primarily of increases in compensation and benefits of $4,854, advertising of $3,318, professional fees of $3,756, and other expenses of $12,174, partially offset by a decrease in occupancy expenses of $5,414. Compensation and benefits expenses increased due to increased salaries and wages from normal percentage salary increases and higher employee insurance costs. Advertising costs increased due to increased television advertisements, while professional services expenses increased due to the timing of services performed. Other non-operating expenses increased primarily due to increased expenses associated with the Company's public reporting responsibilities for the fiscal year ended September 30, 1998 as compared to fiscal 1997. The decrease in occupancy expenses reflects the reduction of costs associated with the Bank's former Chesapeake, Ohio branch facility which was sold during the fiscal year ended September 30, 1998.

          The $11,645 increase in the provision for income taxes, from $8,710 for the 1997 quarter to $20,355 for the 1998 quarter, resulted from 1998 income levels being taxed at higher statutory tax rates as compared to 1997.

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

          The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 5.9% at December 31, 1998, as compared to 5.4% at September 30, 1998. At December 31, 1998, the Bank's "liquid" assets totaled approximately $2.2 million, which was $.7 million in excess of the current OTS minimum requirement.

          The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $7.0 million at December 31, 1998.

          Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At December 31, 1998, the total approved loan commitments outstanding amounted to $1.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1998, totaled $19.5 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

          At December 31, 1998, the Bank had regulatory capital which was well in excess of applicable limits. At December 31, 1998, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At December 31, 1998, the Bank's tangible capital was $8.2 million, or 12.9% of adjusted total assets, core capital was $8.2 million, or 12.9% of adjusted total assets and risk-based capital was $8.5 million, or 27.0% of adjusted risk-weighted assets, exceeding the requirements by $7.2 million, $6.3 million and $6.0 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June, 1997, FASB issued Statement of Financial Accounting Standards No. 130 (the "Statement"), "Reporting Comprehensive Income." The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in the same prominence as other financial statements. As currently applicable, the Company's only other comprehensive income is unrealized holding gains and losses on available for sale securities.

          The Company adopted the provisions of this Statement effective for the quarter ending December 31, 1998. The prior years statements have been reclassified to conform to the provisions of the Statement. Adoption of this Statement had no effect on current, or previously reported amounts of total stockholders' equity. See the Consolidated Statements of Changes in Stockholders' Equity for the reported amounts of net income, and total comprehensive income.

YEAR 2000

          The Bank's most significant data processing is performed by an outside service bureau, Fiserv, Inc. Fiserv serves a large client base and has been keeping the Bank informed as to its progress in addressing its Year 2000 preparations, which significantly impact the Bank.

          A "Client Task Force" was formed among Fiserv members which has already conducted on-site testing at the data center. Exceptions noted as a result of this testing have been addressed. Based upon overall test results, Fiserv believes the testing was successful and completes a major step towards their readiness for Year 2000. The Bank is independently evaluating the test results.

          The Bank has identified the need to replace "teller hardware and software" and "local area network software" used in daily operations. After a thorough evaluation, the Bank has ordered replacement hardware and software which is Year 2000 compliant, and will test these products with the Fiserv systems during the first half of 1999.

          Fiserv efforts include a Disaster Recovery Center to ensure proper backup. All test results have been made available to the Bank and are being independently evaluated. Other areas being evaluated by the Bank include systems for security, vaults, ATMs and others. Management believes the Bank is continuing to make satisfactory progress in addressing Year 2000 implementation issues.

          The costs associated with the Year 2000 issues are estimated to approximate $60,000 to $100,000. The majority of such costs will be capitalized and depreciated over an estimated five year period.


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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          There are no material legal proceedings to which the Issuer is a part, or to which any of its property is subject.


Item 2.   Changes in Securities
          ---------------------
          Not applicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable.


Item 5.   Other Information
          -----------------
          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a)   Exhibits:

          No.  Description

          3.1 Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/

          3.2  Bylaws of First Federal Financial Bancorp, Inc. 1/

          27   Financial Data Schedule.


---------------
1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the SEC on February 26, 1996, as amended.

          b)   No Form 8-K reports were filed during the quarter.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     February 12, 1999                 By:/s/ I. Vincent Rice
          ---------------------------          ---------------------------------
                                                   I. Vincent Rice, President


Date:     February 12, 1999                 By:/s/ Jeffery W. Clark
          ---------------------------          ---------------------------------
                                                   Jeffery W. Clark, Comptroller