Form 10QSB
period 1999-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1999-05-13
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
  (Mark One)
  [  X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            March 31, 1999
                                        --------------------------------------

                                       OR

  [    ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                      Commission File Number       0-28020
                                             ---------------------


                     FIRST FEDERAL FINANCIAL BANCORP, INC.
  -----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


       DELAWARE                                31-1456058
---------------------------------           ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)


             415 CENTER STREET, IRONTON, OHIO                 45638
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (740) 532-6845
           ----------------------------------------------------------
                (Issuer's telephone number, including area code)

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

      As of May 10, 1999, there were issued and outstanding 554,193 shares of the Registrant's Common Stock.



Transitional Small Business Disclosure Format (check one):

Yes                    No      X
    -------------         -------------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS

                               *****************

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets (as of March 31,
            1999 (unaudited) and September 30, 1998)  . . . . . . . . . . . . . . . .          3

            Consolidated Statements of Income (for the three
            months ended March 31, 1999 (unaudited)
            and 1998 (unaudited)) . . . . . . . . . . . . . . . . . . . . . . . . . .          4

            Consolidated Statements of Income (for the six
            months ended March 31, 1999 (unaudited) and
            1998 (unaudited)) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

            Consolidated Statements of Changes in Stockholders' Equity (for
            the six months ended March 31, 1999 (unaudited) and
            the year ended September 30, 1998)  . . . . . . . . . . . . . . . . . . .          6

            Consolidated Statements of Cash Flows (for the six
            months ended March 31, 1999 (unaudited)
            and 1998 (unaudited)) . . . . . . . . . . . . . . . . . . . . . . . . . .          7

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .       8-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . .      11-16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .         17
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .         17
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . .         17
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .         18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,                September 30,
                                                                                     1999                       1998
                                                                                ---------------            ---------------
                                                                                  (Unaudited)
                                                    ASSETS
CASH AND CASH EQUIVALENTS                                                       $     1,101,551            $       746,261

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                          2,002,847                  3,309,806

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                               601,335                    609,978

LOANS RECEIVABLE                                                                     48,972,448                 44,642,641

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                                     4,876,797                  5,268,915

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                                   4,970,943                  5,618,354

ACCRUED INTEREST RECEIVABLE                                                             331,613                    341,410

FORECLOSED REAL ESTATE                                                                    -                         10,603

OFFICE PROPERTIES AND EQUIPMENT                                                       1,747,824                  1,752,308

OTHER ASSETS                                                                            113,242                     95,621
                                                                                ---------------            ---------------

                                                                                $    64,718,600            $    62,395,897
                                                                                ===============            ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                        $    47,912,105            $    45,436,581

ADVANCES FROM FEDERAL HOME LOAN BANK                                                  7,263,864                  7,004,136

ACCRUED INCOME TAXES PAYABLE:
  Current                                                                                25,085                     21,106
  Deferred                                                                               92,432                    118,486

ACCRUED INTEREST PAYABLE                                                                 35,010                     32,814

OTHER LIABILITIES                                                                       114,796                    131,878
                                                                                ---------------            ---------------

          Total liabilities                                                          55,443,292                 52,745,001
                                                                                ---------------            ---------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                            5,542                      5,834
  Employee benefit plans                                                               (597,953)                  (643,854)
  Additional paid-in capital                                                          5,248,403                  5,510,264
  Retained earnings-substantially restricted                                          4,593,258                  4,707,377
  Accumulated other comprehensive income                                                 26,058                     71,275
                                                                                ---------------            ---------------

          Total stockholders' equity                                                  9,275,308                  9,650,896
                                                                                ---------------            ---------------

                                                                                $    64,718,600            $    62,395,897
                                                                                ===============            ===============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       For the Three Months Ended
                                                                                ------------------------------------------
                                                                                   March 31,                  March 31,
                                                                                     1999                        1998
                                                                                ---------------            ---------------
INTEREST INCOME:                                                                  (Unaudited)                (Unaudited)
  Loans receivable-
    First mortgage loans                                                        $       840,979            $       746,984
    Consumer and other loans                                                             56,534                     35,841
  Mortgage-backed and related securities                                                143,214                    147,133
  Investment securities                                                                  42,004                    124,276
  Other interest-earning assets                                                          11,924                     11,958
                                                                                ---------------            ---------------

            Total interest income                                                     1,094,655                  1,066,192
                                                                                ---------------            ---------------

INTEREST EXPENSE:
  Interest-bearing checking                                                               6,597                      5,032
  Passbook savings                                                                       62,110                     68,318
  Certificates of deposit                                                               503,721                    507,745
  Advances from Federal Home
    Loan Bank                                                                            91,205                     71,398
                                                                                ---------------            ---------------

            Total interest expense                                                      663,633                    652,493
                                                                                ---------------            ---------------

            Net interest income                                                         431,022                    413,699

PROVISION FOR LOAN LOSSES                                                                 4,500                      3,000
                                                                                ---------------            ---------------

            Net interest income after provision
             for loan losses                                                            426,522                    410,699
                                                                                ---------------            ---------------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                         2,732                     -
  Gains on sales of assets                                                                6,131                     -
  Other                                                                                  20,149                     18,071
                                                                                ---------------            ---------------

            Total non-interest income                                                    29,012                     18,071
                                                                                ---------------            ---------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                             146,798                    148,391
  Occupancy and equipment                                                                33,653                     36,669
  SAIF deposit insurance premiums                                                         6,900                      7,034
  Directors' fees and expenses                                                           19,481                     17,308
  Franchise taxes                                                                        36,309                     41,017
  Data processing                                                                        28,837                     28,410
  Advertising                                                                            21,524                     17,414
  Professional services                                                                  38,157                     34,325
  Other                                                                                  45,763                     40,395
                                                                                ---------------            ---------------

            Total non-interest expense                                                  377,422                    370,963
                                                                                ---------------            ---------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                                       78,112                     57,807

PROVISION FOR INCOME TAXES                                                               14,719                      9,164
                                                                                ---------------            ---------------

NET INCOME                                                                      $        63,393            $        48,643
                                                                                ===============            ===============

EARNINGS PER SHARE
  Basic                                                                         $           .12            $           .08
                                                                                ===============            ===============
  Diluted                                                                       $           .12            $           .08
                                                                                ===============            ===============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                        For the Six Months Ended
                                                                                ------------------------------------------
                                                                                   March 31,                  March 31,
                                                                                     1999                        1998
                                                                                ---------------            ---------------
                                                                                  (Unaudited)                (Unaudited)
INTEREST INCOME:
  Loans receivable  -
   First mortgage loans                                                         $     1,639,674            $     1,488,555
   Consumer and other loans                                                             110,362                     68,971
  Mortgage-backed and related
   securities                                                                           298,638                    266,728
  Investment securities                                                                  95,510                    263,220
  Other interest-earning assets                                                          24,898                     22,598
                                                                                ---------------            ---------------

            Total interest income                                                     2,169,082                  2,110,072
                                                                                ---------------            ---------------

INTEREST EXPENSE:
  Interest-bearing checking                                                              11,911                      9,438
  Passbook savings                                                                      124,038                    137,551
  Certificates of deposit                                                             1,014,689                  1,021,525
  Advances from Federal Home
   Loan Bank                                                                            184,601                    124,249
                                                                                ---------------            ---------------

            Total interest expense                                                    1,335,239                  1,292,763
                                                                                ---------------            ---------------

            Net interest income                                                         833,843                    817,309

PROVISION FOR LOAN LOSSES                                                                 7,500                      6,000
                                                                                ---------------            ---------------

            Net interest income after
              provision for loan losses                                                 826,343                    811,309
                                                                                ---------------            ---------------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                         3,035                      5,320
  Gains on sales of assets                                                               11,131                      -
  Other                                                                                  42,065                     29,666
                                                                                ---------------            ---------------

            Total non-interest income                                                    56,231                     34,986
                                                                                ---------------            ---------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                             305,094                    301,832
  Occupancy and equipment                                                                66,065                     74,495
  SAIF deposit insurance premiums                                                        13,453                     14,258
  Directors' fees and expenses                                                           42,762                     41,170
  Franchise taxes                                                                        74,190                     77,692
  Data processing                                                                        54,336                     52,359
  Advertising                                                                            41,641                     34,214
  Professional services                                                                  66,482                     58,894
  Other                                                                                  88,037                     70,498
                                                                                ---------------            ---------------

            Total non-interest expense                                                  752,060                    725,412
                                                                                ---------------            ---------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                                          130,514                    120,883

PROVISION FOR INCOME TAXES                                                               35,074                     17,874
                                                                                ---------------            ---------------

NET INCOME                                                                      $        95,440            $       103,009
                                                                                ===============            ===============

EARNINGS PER SHARE:

  Basic                                                                         $           .18            $           .17
                                                                                ===============            ===============
  Diluted                                                                       $           .18            $           .17
                                                                                ===============            ===============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  Employee         Additional
                                                  Common          Benefit           Paid-in
                                                  Stock            Plans            Capital
                                                  -----            -----            -------
BALANCES, September 30, 1997                    $ 6,464         $ (739,000)        $ 6,060,242

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1998         -                  -                   -
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $25,655                              -                  -                   -
  Less reclassification adjustment                  -                  -                   -
                                                -------         ----------         -----------

TOTAL COMPREHENSIVE INCOME                          -                  -                   -

ESOP SHARES RELEASED, 5,554 shares;
  $16.76 average fair market value                  -               55,540              37,559

RRP SHARES AMORTIZED, 3,254 shares                  -               38,236                 -

DIVIDENDS PAID ($.28 per share)                     -                1,370               1,088

PURCHASE OF 63,022 TREASURY SHARES                 (630)               -              (588,625)
                                                -------         ----------         -----------

BALANCES, September 30, 1998                      5,834           (643,854)          5,510,264

COMPREHENSIVE INCOME:
  Net income, six months ended
    March 31, 1999 (unaudited)                      -                  -                   -
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $23,293 (unaudited)                  -                  -                   -
                                                -------         ----------         -----------

TOTAL COMPREHENSIVE INCOME (unaudited)              -                  -                   -

ESOP SHARES RELEASED, 2,662 shares;
  $14.00 average fair market
    value (unaudited)                               -               26,620              10,639

RRP SHARES AMORTIZED, 1,635 shares (unaudited)      -               19,211                 -

DIVIDENDS PAID ($.07 per share) (unaudited)         -                   70                 (71)
PURCHASE OF 29,168 TREASURY SHARES
  (unaudited)                                      (292)               -              (272,429)
                                                -------         ----------         -----------

BALANCES, MARCH 31, 1999 (unaudited)            $ 5,542         $ (597,953)        $ 5,248,403
                                                =======         ==========         ===========

                                                  Retained           Accumulated
                                                  Earnings-             Other              Total
                                                Substantially       Comprehensive       Stockholders'
                                                 Restricted             Income             Equity
                                                 ----------             ------             ------
BALANCES, September 30, 1997                    $ 5,127,312           $ 24,317          $ 10,479,335

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1998         252,257                -                 252,257
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $25,655                                  -               49,416                49,416
  Less reclassification adjustment                      -               (2,458)               (2,458)
                                                -----------           --------          ------------

TOTAL COMPREHENSIVE INCOME                          252,257             46,958               299,215

ESOP SHARES RELEASED, 5,554 shares;
  $16.76 average fair market value                      -                  -                  93,099

RRP SHARES AMORTIZED, 3,254 shares                      -                  -                  38,236

DIVIDENDS PAID ($.28 per share)                    (160,419)               -                (157,961)

PURCHASE OF 63,022 TREASURY SHARES                 (511,773)               -              (1,101,028)
                                                -----------           --------          ------------

BALANCES, September 30, 1998                      4,707,377             71,275             9,650,896

COMPREHENSIVE INCOME:
  Net income, six months ended
    March 31, 1999 (unaudited)                       95,440                -                  95,440
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $23,293 (unaudited)                      -              (45,217)              (45,217)
                                                -----------           --------          ------------

TOTAL COMPREHENSIVE INCOME (unaudited)               95,440            (45,217)               50,223

ESOP SHARES RELEASED, 2,662 shares;
  $14.00 average fair market
    value (unaudited)                                   -                  -                  37,259

RRP SHARES AMORTIZED, 1,635 shares (unaudited)          -                  -                  19,211

DIVIDENDS PAID ($.07 per share) (unaudited)         (72,105)               -                 (72,106)
PURCHASE OF 29,168 TREASURY SHARES
  (unaudited)                                      (137,454)               -                (410,175)
                                                -----------           --------          ------------

BALANCES, MARCH 31, 1999 (unaudited)            $ 4,593,258           $ 26,058          $  9,275,308
                                                ===========           ========          ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Six Months Ended
                                                                                       ------------------------------------------
                                                                                          March 31,                  March 31,
                                                                                            1999                        1998
                                                                                       ---------------            ---------------
                                                                                         (Unaudited)                (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                           $        95,440            $       103,009
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Gains on sales of assets                                                                   (11,131)                     -
    Gains on foreclosed real estate                                                             (3,035)                    (5,320)
    Provision for loan losses                                                                    7,500                      6,000
    Depreciation                                                                                38,102                     46,577
    FHLB stock dividends                                                                       (17,700)                   (17,000)
    Amortization and accretion, net                                                              5,486                     (1,352)
    ESOP compensation                                                                           37,259                     45,050
    RRP compensation                                                                            19,211                     19,025
    Change in -
     Accrued interest receivable                                                                 9,797                     10,150
     Other assets                                                                              (17,621)                   (41,708)
     Deferred Federal income taxes                                                              (2,760)                     6,870
     Accrued interest payable                                                                    2,196                      7,599
     Current income taxes payable                                                                3,979                      -
     Other liabilities                                                                         (17,082)                   (98,077)
                                                                                       ---------------            ---------------

            Net cash provided by operating activities                                          149,641                     80,823
                                                                                       ---------------            ---------------

INVESTING ACTIVITIES:
  Net increase in loans                                                                     (4,380,662)                (2,099,710)
  Proceeds from sales and maturities of investment securities available for sale                 -                        700,000
  Proceeds from maturities of investment securities held to maturity                         1,324,000                  2,999,000
  Purchases of investment securities held to maturity                                            -                       (250,000)
  Purchases of mortgage-backed securities held to maturity                                       -                     (1,303,750)
  Purchases of mortgage-backed securities available for sale                                     -                     (3,071,635)
  Principal collected on mortgage-backed securities held to maturity                           383,744                    317,611
  Principal collected on mortgage-backed securities available for sale                         591,090                    387,775
  Purchases of office properties and equipment                                                 (22,487)                    (9,024)
  Proceeds from sale of foreclosed real estate                                                  56,993                     44,763
                                                                                       ---------------            ---------------

            Net cash used for investing activities                                          (2,047,322)                (2,284,970)
                                                                                       ---------------            ---------------

FINANCING ACTIVITIES:
  Dividends paid                                                                               (72,106)                   (80,996)
  Purchase of treasury shares                                                                 (410,175)                  (415,630)
  Proceeds from FHLB advances                                                                  700,000                  6,725,000
  Principal paid on FHLB advances                                                             (440,272)                (4,002,938)
  Net increase in deposits                                                                   2,475,524                    397,198
                                                                                       ---------------            ---------------

            Net cash provided by financing activities                                        2,252,971                  2,622,634
                                                                                       ---------------            ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          355,290                    418,487

CASH AND CASH EQUIVALENTS, beginning of period                                                 746,261                    807,314
                                                                                       ---------------            ---------------

CASH AND CASH EQUIVALENTS, end of period                                               $     1,101,551            $     1,225,801
                                                                                       ===============            ===============

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                              $        43,355            $        29,722
  Change in unrealized holding loss on investment securities
   available for sale                                                                          (68,511)                   (40,380)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                            $        51,929            $        41,385
  Interest paid                                                                              1,333,043                  1,285,164

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

      Principles of Consolidation

               The consolidated financial statements at March 31, 1999 and September 30, 1998, and for the three and six months ended March 31, 1999 and 1998, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)   COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

               The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize
the principal and interest on the loan over a period of 12 years.   The Company
accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period.
ESOP compensation expense for the three month periods ended March 31, 1999 and 1998 was $16,721 and $23,475, respectively, and for the six month periods ended March 31, 1999 and 1998 was $37,259 and $45,050, respectively.

(4)   STOCK OPTION PLAN

               On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of March 31, 1999. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through March 31, 1999.

(5)   RECOGNITION AND RETENTION PLAN AND TRUST

               On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of March 31, 1999. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended March 31, 1999 and 1998 was $9,605 and $9,606, respectively, and for the six month periods ended March 31, 1999 and 1998 was $19,211 and $19,025, respectively.

               The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)   PURCHASE OF COMMON STOCK

               During the three months ended March 31, 1999, the Company purchased 29,168 shares of its outstanding common stock at an aggregate price of $410,175. During the year ended September 30, 1998, the Company purchased 63,022 shares of its outstanding common stock at an aggregate cost of $1,101,028. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)   EARNINGS PER SHARE

               Basic and full dilution Earnings Per Share (EPS) for the three and six months ended March 31, 1999 and 1998, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                                    For the Three Months Ended                 For the Three Months Ended
                                          March 31, 1999                             March 31, 1998
                         ----------------------------------------       ----------------------------------------
                                             Shares                                     Shares
                           Income           (Denomi-      Per-Share       Income       (Denomi-        Per-Share
                         (Numerator)         nator)        Amount       (Numerator)     nator)          Amount
                         -----------      -------------    ------       -----------  -------------      -------
Basic EPS                $    63,393            542,668    $  .12       $    48,643        599,451     $    .08
Effect of Dilutive
 Securities-Options            -                    496      -                -              2,744         -
                         -----------      -------------    ------       -----------  -------------     --------

Diluted EPS              $    63,393            543,164    $  .12       $    48,643        602,195     $    .08
                         ===========      =============    ======       ===========  =============     ========

                                    For the Six Months Ended                 For the Six Months Ended
                                         March 31, 1999                           March 31, 1998
                         ----------------------------------------       ----------------------------------------
                                             Shares                                     Shares
                           Income           (Denomi-      Per-Share       Income       (Denomi-        Per-Share
                         (Numerator)         nator)        Amount       (Numerator)     nator)          Amount
                         -----------      -------------    ------       -----------  -------------      -------
Basic EPS                $    95,440            542,014    $  .18       $   103,009        598,781      $   .17
Effect of Dilutive
 Securities-Options            -                  2,623      -                -              4,967         -
                         -----------      -------------    ------       -----------  -------------      -------

Diluted EPS              $    95,440            544,637    $  .18       $   103,009        603,748      $   .17
                         ===========      =============    ======       ===========  =============      =======

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FINANCIAL CONDITION

               ASSETS. Total assets increased $2.3 million, or 3.7%, from $62.4 million at September 30, 1998 to $64.7 million at March 31, 1999. The increase consisted primarily of increases in cash and cash equivalents of $.4 million and loans receivable of $4.4 million, offset by declines in mortgage-backed securities (held to maturity and available for sale) of $1.0 million and investment securities (held to maturity and available for sale) of $1.3 million.

               CASH AND CASH EQUIVALENTS. The $.4 million increase in cash and cash equivalents resulted primarily from maturities of investment securities, principal payments on mortgage-backed securities, along with an increase in deposits, partially offset by cash outflows used to fund loan demand.

               INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $1.3 million, or 33.3%, from $3.9 million at September 30, 1998 to $2.6 million at March 31, 1999. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $1.3 million, with no corresponding reinvestments of the proceeds.

               LOANS RECEIVABLE. Loans receivable increased $4.4 million, or 9.9%, from $44.6 million at September 30, 1998 to $49.0 million at March 31, 1999. The majority of the increase is attributed to mortgage loan originations.

               The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $46.9 million, or 94.2%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $2.9 million, or 5.8%, of total gross loans outstanding at March 31, 1999.

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

               ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans remained unchanged constituting .6% of loans outstanding at March 31, 1999 and September 30, 1998. The dollar amount of the allowance totaled $288,536 at March 31, 1999 as compared to $288,350 at September 30, 1998.

               Charge-off activity for the six months ended March 31, 1999 and 1998, totaled $7,314 and $3,635, respectively. Recoveries totaled $-0- and $-0- for the six months ended March 31, 1999 and 1998, respectively.

               The Company had $134,000 and $133,000 of non-accrual loans at March 31, 1999 and September 30, 1998, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

               The Company had no troubled debt restructurings during the six month periods ended March 31, 1999 and 1998.

               MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $1.0 million, or 9.3%, from $10.8 million at September 30, 1998 to $9.8 million at March 31, 1999, due to scheduled principal payments of $1.0 million.

               DEPOSITS. Deposits increased by $2.5 million, or 5.5%, from $45.4 million at September 30, 1998 to $47.9 million at March 31, 1999. The Company continues to offer competitive interest rates on deposits.

               ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $7.3 million at March 31, 1999 as compared to $7.0 million at September 30, 1998. During the six months ended March 31, 1999, the Company had additional borrowings of $.7 million and repayments of $.4 million.

               STOCKHOLDERS' EQUITY. Stockholders' equity totaled $9.3 million at March 31, 1999 as compared to $9.6 million at September 30, 1998. The Company's net income for the period was offset by dividends declared, the release of common stock shares to the employee benefit plans, and the purchase of treasury shares.

               RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

               Net income increased $14,750, or 30.3%, from $48,643 for the quarter ended March 31, 1998 to $63,393 for the comparable 1999 quarter. Net income per share was $.12 and $.08 for the 1999 and 1998 quarters, respectively, both primary and assuming full dilution. The increase in net income resulted from an increase in net interest income of $17,323, or 4.2%, and an increase in non-interest income of $10,941, or 60.5%, partially offset by increases in the provision for loan losses of $1,500, or 50.0%, non-interest expense of $6,459, or 1.7%, and the provision for income taxes of $5,555, or 60.6%.

               Total interest income increased $28,463, or 2.7%, from $1,066,192 for the three months ended March 31, 1998 to $1,094,655 for the comparable 1999 period. The increase was due to increased interest earned on loans receivable of $114,688, partially offset by reductions in interest earned on investment securities and mortgage-backed securities of $82,272 and $3,919, respectively. Interest income on other interest-earning assets remained relatively unchanged totaling $11,924 for the three months ended March 31, 1999 as compared to $11,958 for the three months ended March 31, 1998. Interest on loans receivable increased primarily due to higher volumes of loans in the 1999 period as compared to the 1998 period. The decreases in interest earned on investment securities and mortgage-backed securities is primarily attributable to lower volumes of these assets, such volume having decreased during the 1999 quarter as compared to the 1998 quarter to fund the increased loan demand.

               Total interest expense increased $11,140, or 1.7%, from $652,493 for the quarter ended March 31, 1998 to $663,633 for the quarter ended March 31, 1999, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1999 quarter as compared to the 1998 quarter, and to a lesser extent, due to higher interest rates paid on deposits.

               The Company provided $4,500 for loan losses during the 1999 quarter to correspond with the growth in the loan portfolio. This compared to a $3,000 provision for the 1998 quarter.

               The $10,941 increase in non-interest income, from $18,071 for the 1998 quarter to $29,012 for the 1999 quarter, resulted primarily from $8,863 in gains on sales of assets and foreclosed real estate during the 1999 quarter, with no comparable gains during the 1998 quarter.

               The $6,459 increase in non-interest expense, from $370,963 for the 1998 quarter to $377,422 for the comparable 1999 quarter, resulted primarily from increases in advertising expenses and other expenses of $4,110 and $5,368, respectively, partially offset by declines in franchise taxes and occupancy and equipment expenses of $4,708 and $3,016, respectively. Advertising costs increased due to more media advertising during the 1999 quarter as compared to the 1998 quarter, while no single, significant factor contributed to the increase in other non-operating expenses. Occupancy and equipment expenses decreased due to lower depreciation charged on equipment during the 1999 quarter as compared to the 1998 quarter, due to several assets having become fully depreciated. Franchise taxes, which are based on total stockholders' equity, declined due to the decrease in the amount of total stockholders' equity.

               The $5,555 increase in the provision for income taxes resulted from higher pretax income during the 1999 quarter as compared to the 1998 quarter.

               RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1999 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

               Net income decreased $7,569, or 7.3%, from $103,009 for the six months ended March 31, 1998 to $95,440 for the six months ended March 31, 1999. Net income per share for the 1999 six month period totaled $.18 per share, both primary and assuming full dilution. This compared to $.17 per share for the 1998 comparable period. Although net income decreased $7,569, earnings per share increased due to the reduction of weighted average shares outstanding to 542,014 for the 1999 six month period from 598,781 for the 1998 six month period, such reduction reflecting the impact of the Company's purchase of treasury stock shares. The decrease in net income resulted from increases in other non-operating expenses of $26,648, or 3.7%, the provision for income taxes of $17,200, or 96.2%, and the provision for loan losses of $1,500, or 25.0%, partially offset by increases in net interest income of $16,534, or 2.0%, and non-interest income of $21,245, or 60.7%.

               Total interest income increased $59,010, or 2.8%, from $2,110,072 for the six months ended March 31, 1998 to $2,169,082 for the comparable 1999 six month period. The increase was due to higher levels of interest earned on loans receivable and mortgage-backed securities of $192,510 and $31,910, respectively, partially offset by a reduction in interest earned on investment securities of $167,710. Interest on other interest-earning assets increased slightly, to $24,898 for the 1999 six month period from $22,598 for the 1998 six month period. Interest on loans receivable increased due to a higher volume of loans, while the increase in interest on mortgage-backed securities resulted from both an increase in the average volume and average rates during the

1999 six month period as compared to the 1998 six month period. The decrease in interest on investment securities is primarily attributable to a lower volume of investments during the 1999 six month period as compared to the 1998 six month period.

               Total interest expense increased $42,476, or 3.3%, from $1,292,763 for the 1998 six month period to $1,335,239 for the 1999 six month period, such increase reflecting the higher volume of interest-bearing liabilities during the 1999 period as compared to the 1998 period, and to a lesser extent, higher market rates of interest.

               The Company provided $7,500 for loan losses during the 1999 six month period as compared to $6,000 for the 1998 six month period to correspond to the increase in the loan portfolio.

               The $21,245 increase in non-interest income, from $34,986 for the six months ended March 31, 1998 to $56,231 for the six months ended March 31, 1999, resulted primarily from $11,131 in gains on sales of assets during the 1999 period with no comparable gains during the 1998 period, and from increased service charges on deposit accounts. Expansion and improvements to the Company's main office and branch facilities completed in 1997 has enabled the Company to better compete with other area institutions for transaction accounts, resulting in increased service fee income.

               The $26,648 increase in non-interest expense, from $725,412 for the 1998 period to $752,060 for the 1999 period resulted primarily from increases in other expenses of $17,539, professional service expenses of $7,588, and advertising expenses of $7,427, partially offset by declines in occupancy and equipment expenses and franchise taxes of $8,430 and $3,502, respectively. There was no significant increase in any single category of other non-interest expenses. Professional services expenses increased due to the timing of the services rendered, while advertising costs increased due to more media advertising during the 1999 six month period as compared to the 1998 six month period. Occupancy and equipment expenses decreased due to lower depreciation charges on equipment during the 1999 period as compared to the 1998 period due to several assets becoming fully depreciated, while franchise taxes decreased due to lower levels of taxable stockholders' equity.

               The $17,200 increase in the provision for income taxes, from $17,874 for the six months needed March 31, 1998 to $35,074 for the six months ended March 31, 1999 resulted from the increase in pretax income.

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

               The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, was 4.4% at March 31, 1999, as compared to 5.4% at

September 30, 1998. At March 31, 1999, the Bank's "liquid" assets totaled approximately $1.7 million, which was $.2 million in excess of the current OTS minimum requirement.

               The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $7.3 million at March 31, 1999.

               Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1999, the total approved loan commitments outstanding amounted to $2.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999, totaled $29.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

               At March 31, 1999, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 1999, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 1999, the Bank's tangible capital was $8.3 million, or 12.9% of adjusted total assets, core capital was $8.3 million, or 12.9% of adjusted total assets and risk-based capital was $8.6 million, or 25.8% of adjusted risk-weighted assets, exceeding the requirements by $7.3 million, $6.4 million and $5.9 million, respectively.

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

Item 4.        Submission of Matters to a Vote of Security Holders

               a) An annual meeting of stockholders ("Annual Meeting") was held on January 20, 1999.

               b)      Not applicable

               c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                       1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified; Edith M. Daniels received votes for 471,567, against -0-, abstain -0-, not voted 115,594, and Thomas D. Phillips received votes for 471,567, against -0-, abstain -0-, not voted 115,594.

                       2) Proposal to ratify the appointment of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending September 30, 1999; received votes for 484,092, against 2,500, abstain 600, not voted 99,969.

               d)      Not applicable

Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               a)      Exhibits:

               No.            Description
               --------       ---------------------------------------------------------------------------
               3.1            Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/

               3.2            Bylaws of First Federal Financial Bancorp, Inc. 1/

               27             Financial Data Schedule.

-----------------------

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



Date:                May 10, 1999                                           By:/s/          I. Vincent Rice
               ------------------------------------------                      --------------------------------------------------
                                                                                            I. Vincent Rice, President


Date:                May 10, 1999                                           By:/s/          Jeffery W. Clark
               ------------------------------------------                      --------------------------------------------------
                                                                                            Jeffery W. Clark, Comptroller