Form 10QSB
period 1999-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1999-08-12
CIK 1009194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
  (MARK ONE)

  [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED             JUNE 30, 1999
                                         ---------------------------------------

                                       OR

  [   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________________ TO _________________

         COMMISSION FILE NUMBER       0-28020
                                -------------------------

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

       AS OF AUGUST 9, 1999, THERE WERE ISSUED AND OUTSTANDING 554,193 SHARES OF THE REGISTRANT'S COMMON STOCK.



TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


YES                    NO      X
    -------------         -----------

                     FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS

                               *****************

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets (as of June 30,
               1999 (unaudited) and September 30, 1998) . . . . . . . . . . . . . . . . . . . . . .           3

               Consolidated Statements of Income (for the three
               months ended June 30, 1999 (unaudited)
               and 1998 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4

               Consolidated Statements of Income (for the nine
               months ended June 30, 1999 (unaudited) and
               1998 (unaudited))  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5

               Consolidated Statements of Changes in Stockholders' Equity (for
               the nine months ended June 30, 1999 (unaudited) and
               the year ended September 30, 1998) . . . . . . . . . . . . . . . . . . . . . . . . .           6

               Consolidated Statements of Cash Flows (for the nine
               months ended June 30, 1999 (unaudited)
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

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17
Item 2.        Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17
Item 3.        Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . .          17
Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .          17
Item 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17
Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .          17

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,               September 30,
                                                                                   1999                     1998
                                                                              ---------------        -----------------
                                                                                (Unaudited)
                                     ASSETS
CASH AND CASH EQUIVALENTS                                                        $  1,506,867           $    746,261

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                        1,912,702              3,309,806

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                             597,014                609,978

LOANS RECEIVABLE                                                                   49,531,907             44,642,641

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                                   4,593,567              5,268,915

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                                 4,803,006              5,618,354

ACCRUED INTEREST RECEIVABLE                                                           319,824                341,410

FORECLOSED REAL ESTATE                                                                 35,773                 10,603

OFFICE PROPERTIES AND EQUIPMENT                                                     1,728,559              1,752,308

OTHER ASSETS                                                                          103,174                 95,621
                                                                                 ------------           ------------

                                                                                 $ 65,132,393           $ 62,395,897
                                                                                 ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                         $ 48,480,607           $ 45,436,581

ADVANCES FROM FEDERAL HOME LOAN BANK                                                7,154,951              7,004,136

ACCRUED INCOME TAXES PAYABLE:
  Current                                                                               8,715                 21,106
  Deferred                                                                             54,495                118,486

ACCRUED INTEREST PAYABLE                                                               31,809                 32,814

OTHER LIABILITIES                                                                     144,173                131,878
                                                                                 ------------           ------------

                   Total liabilities                                               55,874,750             52,745,001
                                                                                 ------------           ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                          5,542                  5,834
  Employee benefit plans                                                             (573,027)              (643,854)
  Additional paid-in capital                                                        5,248,785              5,510,264
  Retained earnings-substantially restricted                                        4,619,751              4,707,377
  Accumulated other comprehensive income                                              (43,408)                71,275
                                                                                 ------------           ------------

                   Total stockholders' equity                                       9,257,643              9,650,896
                                                                                 ------------           ------------

                                                                                 $ 65,132,393           $ 62,395,897
                                                                                 ============           ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                   For the Three Months Ended
                                                                              -----------------------------------------
                                                                                 June 30,                    June 30,
                                                                                   1999                        1998
                                                                              --------------              -------------
INTEREST INCOME:                                                               (Unaudited)                 (Unaudited)
  Loans receivable-
    First mortgage loans                                                      $      857,020              $     770,907
    Consumer and other loans                                                          59,497                     38,556
  Mortgage-backed and related securities                                             136,301                    172,218
  Investment securities                                                               38,463                     83,236
  Other interest-earning assets                                                       12,246                     11,559
                                                                              --------------              -------------

                  Total interest income                                            1,103,527                  1,076,476
                                                                              --------------              -------------

INTEREST EXPENSE:
  Interest-bearing checking                                                            6,279                      6,142
  Passbook savings                                                                    64,870                     68,904
  Certificates of deposit                                                            505,729                    501,763
  Advances from Federal Home
    Loan Bank                                                                         89,704                     86,109
                                                                              --------------              -------------

                  Total interest expense                                             666,582                    662,918
                                                                              --------------              -------------

                  Net interest income                                                436,945                    413,558

PROVISION FOR LOAN LOSSES                                                              4,500                      3,000
                                                                              --------------              -------------

                  Net interest income after provision
                   for loan losses                                                   432,445                    410,558
                                                                              --------------              -------------

NON-INTEREST INCOME:
  Gain (loss) on foreclosed real estate                                               (1,374)                       279
  Securities gains                                                                    -                             273
  Gain on sale of assets                                                              -                          47,068
  Other                                                                               24,128                     16,554
                                                                              --------------              -------------

                  Total non-interest income                                           22,754                     64,174
                                                                              --------------              -------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                          141,750                    145,815
  Occupancy and equipment                                                             36,431                     35,373
  SAIF deposit insurance premiums                                                      7,141                      6,941
  Directors' fees and expenses                                                        22,788                     17,271
  Franchise taxes                                                                     34,175                     37,882
  Data processing                                                                     29,007                     23,913
  Advertising                                                                         22,710                     17,070
  Professional services                                                               28,769                     24,493
  Other                                                                               34,846                     33,919
                                                                              --------------              -------------

                  Total non-interest expense                                         357,617                    342,677
                                                                              --------------              -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                                    97,582                    132,055

PROVISION FOR INCOME TAXES                                                            34,251                     37,163
                                                                              --------------              -------------

NET INCOME                                                                    $       63,331              $      94,892
                                                                              ==============              =============

EARNINGS PER SHARE - BASIC                                                    $          .12              $         .16
                                                                              ==============              =============

EARNINGS PER SHARE ASSUMING DILUTION                                          $          .12              $         .16
                                                                              ==============              =============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                     For the Nine Months Ended
                                                                              -----------------------------------------
                                                                                June 30,                     June 30,
                                                                                  1999                         1998
                                                                              --------------              -------------
INTEREST INCOME:                                                               (Unaudited)                 (Unaudited)
  Loans receivable  -
   First mortgage loans                                                       $    2,496,694              $   2,259,462
   Consumer and other loans                                                          169,859                    107,527
  Mortgage-backed and related
   securities                                                                        434,939                    438,946
  Investment securities                                                              133,973                    346,456
  Other interest-earning assets                                                       37,144                     34,156
                                                                              --------------              -------------

                  Total interest income                                            3,272,609                  3,186,547
                                                                              --------------              -------------

INTEREST EXPENSE:
  Interest-bearing checking                                                           18,190                     15,580
  Passbook savings                                                                   188,908                    206,455
  Certificates of deposit                                                          1,520,418                  1,523,288
  Advances from Federal Home
   Loan Bank                                                                         274,305                    210,357
                                                                              --------------              -------------

                  Total interest expense                                           2,001,821                  1,955,680
                                                                              --------------              -------------

                  Net interest income                                              1,270,788                  1,230,867

PROVISION FOR LOAN LOSSES                                                             12,000                      9,000
                                                                              --------------              -------------

                  Net interest income after
                    provision for loan losses                                      1,258,788                  1,221,867
                                                                              --------------              -------------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                      1,661                      5,599
  Securities gains                                                                    -                             273
  Gain on sale of assets                                                              11,131                     47,068
  Other                                                                               66,193                     46,220
                                                                              --------------              -------------

                  Total non-interest income                                           78,985                     99,160
                                                                              --------------              -------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                          446,844                    447,647
  Occupancy and equipment                                                            102,496                    109,867
  SAIF deposit insurance premiums                                                     20,594                     21,199
  Directors' fees and expenses                                                        65,550                     58,441
  Franchise taxes                                                                    108,365                    115,573
  Data processing                                                                     83,343                     76,272
  Advertising                                                                         64,351                     51,284
  Professional services                                                               95,251                     83,388
  Other                                                                              122,883                    104,419
                                                                              --------------              -------------

                  Total non-interest expense                                       1,109,677                  1,068,090
                                                                              --------------              -------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                                       228,096                    252,937

PROVISION FOR INCOME TAXES                                                            69,325                     55,036
                                                                              --------------              -------------

NET INCOME                                                                    $      158,771              $     197,901
                                                                              ==============              =============

EARNINGS PER SHARE - BASIC                                                    $          .30              $         .34
                                                                              ==============              =============

EARNINGS PER SHARE ASSUMING DILUTION                                          $          .30              $         .33
                                                                              ==============              =============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Employee           Additional
                                                 Common             Benefit             Paid-in
                                                 Stock               Plans              Capital
                                                 -----               -----              -------
BALANCES, September 30, 1997                    $ 6,464          $   (739,000)        $  6,060,242

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1998        -                   -                   -
  Other comprehensive income, net of tax:
       Change in unrealized gain on invest-
         ments available for sale, net of
         tax of $25,655                            -                   -                   -
  Less reclassification adjustment                 -                   -                   -
                                                -------          ------------         ------------

TOTAL COMPREHENSIVE INCOME                         -                   -                   -

ESOP SHARES RELEASED, 5,554 shares;
  $16.76 average fair market value                 -                   55,540               37,559

RRP SHARES AMORTIZED, 3,254 shares                 -                   38,236              -

DIVIDENDS PAID ($.28 per share)                    -                    1,370                1,088

PURCHASE OF 63,022 TREASURY SHARES                 (630)               -                  (588,625)
                                                -------          ------------         ------------

BALANCES, September 30, 1998                      5,834              (643,854)           5,510,264

COMPREHENSIVE INCOME:
  Net income, nine months ended
    June 30, 1999 (unaudited)                      -                   -                   -
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $59,078 (unaudited)                 -                   -                   -
                                                -------          ------------         ------------

TOTAL COMPREHENSIVE INCOME (unaudited)             -                   -                   -

ESOP SHARES RELEASED, 3,968 shares;
  $12.89 average fair market
  value (unaudited)                                -                   39,680               11,474

RRP SHARES AMORTIZED, 2,453 shares
  (unaudited)                                      -                   28,817              -

DIVIDENDS PAID ($.21 per share)
  (unaudited)                                      -                    2,330                 (524)

PURCHASE OF 29,168 TREASURY SHARES
  (unaudited)                                      (292)               -                  (272,429)
                                                -------          ------------         ------------

BALANCES, JUNE 30, 1999 (unaudited)             $ 5,542          $   (573,027)        $  5,248,785
                                                =======          ============         ============

                                                  Retained           Accumulated
                                                  Earnings-             Other             Total
                                                Substantially       Comprehensive      Stockholders'
                                                 Restricted            Income             Equity
                                                 ----------            ------             ------
BALANCES, September 30, 1997                    $  5,127,312       $    24,317         $ 10,479,335

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1998          252,257               -                252,257
  Other comprehensive income, net of tax:
       Change in unrealized gain on invest-
         ments available for sale, net of
         tax of $25,655                                -               49,416                49,416
  Less reclassification adjustment                     -               (2,458)               (2,458)
                                                ------------       ----------          ------------

TOTAL COMPREHENSIVE INCOME                           252,257           46,958               299,215

ESOP SHARES RELEASED, 5,554 shares;
  $16.76 average fair market value                     -                -                    93,099

RRP SHARES AMORTIZED, 3,254 shares                     -                -                    38,236

DIVIDENDS PAID ($.28 per share)                     (160,419)           -                  (157,961)

PURCHASE OF 63,022 TREASURY SHARES                  (511,773)           -                (1,101,028)
                                                ------------       ----------          ------------

BALANCES, September 30, 1998                       4,707,377           71,275             9,650,896

COMPREHENSIVE INCOME:
  Net income, nine months ended
    June 30, 1999 (unaudited)                        158,771            -                   158,771
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $59,078 (unaudited)                     -             (114,683)             (114,683)
                                                ------------       ----------          ------------

TOTAL COMPREHENSIVE INCOME (unaudited)               158,771         (114,683)               44,088

ESOP SHARES RELEASED, 3,968 shares;
  $12.89 average fair market
  value (unaudited)                                    -                -                    51,154

RRP SHARES AMORTIZED, 2,453 shares
  (unaudited)                                          -                -                    28,817

DIVIDENDS PAID ($.21 per share)
  (unaudited)                                       (108,943)           -                  (107,137)

PURCHASE OF 29,168 TREASURY SHARES
  (unaudited)                                       (137,454)           -                  (410,175)
                                                ------------       ----------          ------------

BALANCES, JUNE 30, 1999 (unaudited)             $  4,619,751       $  (43,408)         $  9,257,643
                                                ============       ==========          ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Nine Months Ended
                                                                                  -----------------------------------------
                                                                                    June 30,                     June 30,
                                                                                      1999                         1998
                                                                                  --------------            ---------------
OPERATING ACTIVITIES:                                                              (Unaudited)                 (Unaudited)
  Net income                                                                       $    158,771             $   197,901
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Securities gains                                                                       -                       (273)
    Gain on sale of assets                                                              (11,131)                (47,068)
    Gains on foreclosed real estate                                                      (1,661)                 (5,599)
    Provision for loan losses                                                            12,000                   9,000
    Depreciation                                                                         59,954                  68,859
    FHLB stock dividends                                                                (26,800)                (25,800)
    Amortization and accretion, net                                                      10,849                   6,125
    ESOP compensation                                                                    51,154                  69,142
    RRP compensation                                                                     28,817                  28,630
    Change in -
     Accrued interest receivable                                                         21,586                   5,102
     Other assets                                                                        (7,553)                 17,373
     Federal income taxes                                                               (17,302)                (12,742)
     Accrued interest payable                                                            (1,005)                 12,260
     Other liabilities                                                                   12,295                 (79,480)
                                                                                   ------------             -----------

               Net cash provided by operating activities                                289,974                 243,430
                                                                                   ------------             -----------

INVESTING ACTIVITIES:
  Net increase in loans                                                              (5,016,831)             (3,441,121)
  Proceeds from sales and maturities of investment securities available for sale          -                     950,000
  Proceeds from maturities of investment securities held to maturity                  1,423,000               3,798,000
  Purchases of investment securities held to maturity                                     -                    (250,000)
  Purchases of investment securities available for sale                                   -                    (249,688)
  Purchases of mortgage-backed securities held to maturity                                -                  (1,303,750)
  Purchases of mortgage-backed securities available for sale                              -                  (3,071,635)
  Principal collected on mortgage-backed securities held to maturity                    659,251                 523,983
  Principal collected on mortgage-backed securities available for sale                  660,701                 501,393
  Purchases of office properties and equipment                                          (25,074)                (20,521)
  Proceeds from sale of foreclosed real estate                                           92,056                  74,763
  Proceeds from sale of office property                                                   -                     160,000
                                                                                   ------------             -----------

               Net cash used for investing activities                                (2,206,897)             (2,328,576)
                                                                                   ------------             -----------

FINANCING ACTIVITIES:
  Net increase in deposits                                                            3,044,026                 157,399
  Proceeds from FHLB advances                                                         1,200,000               8,325,000
  Payments on FHLB advances                                                          (1,049,185)             (5,611,837)
  Dividends paid                                                                       (107,137)               (120,790)
  Purchase of treasury shares                                                          (410,175)               (563,511)
                                                                                   ------------             -----------

               Net cash provided by financing activities                              2,677,529               2,186,261
                                                                                   ------------             -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   760,606                 101,115

CASH AND CASH EQUIVALENTS, beginning of period                                          746,261                 807,314
                                                                                   ------------             -----------

CASH AND CASH EQUIVALENTS, end of period                                           $  1,506,867             $   908,429
                                                                                   ============             ===========

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                          $    115,565             $    29,722
  Change in unrealized holding loss on investment securities available for sale        (173,761)                (11,752)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                             104,701                  41,385
  Interest paid                                                                       2,002,826               1,943,420

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

       Principles of Consolidation

               The consolidated financial statements at June 30, 1999 and September 30, 1998, and for the three and nine months ended June 30, 1999 and 1998, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)    COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

               The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize
the principal and interest on the loan over a period of 12 years.   The Company
accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period.
ESOP compensation expense for the three month periods ended June 30, 1999 and 1998 was $13,895 and $24,092, respectively, and for the nine month periods ended June 30, 1999 and 1998 was $51,515 and $69,815, respectively.

(4)    STOCK OPTION PLAN

               On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of June 30, 1999. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through June 30, 1999.

(5)    RECOGNITION AND RETENTION PLAN AND TRUST

               On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,426 shares have been awarded as of June 30, 1999. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended June 30, 1999 and 1998 was $9,606 and $9,606, respectively, and for the nine month periods ended June 30, 1999 and 1998 was $28,817 and $28,631, respectively.

               The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)    PURCHASE OF COMMON STOCK

               During the nine months ended June 30, 1999, the Company purchased 29,168 shares of its outstanding common stock at an aggregate price of $410,175. During the year ended September 30, 1998, the Company purchased 63,022 shares of its outstanding common stock at an aggregate cost of $1,101,028. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)    EARNINGS PER SHARE

               Basic and full dilution Earnings Per Share (EPS) for the three and nine months ended June 30, 1999 and 1998, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                                   For the Three Months Ended                    For the Three Months Ended
                                         June 30, 1999                                 June 30, 1998
                           ----------------------------------------     ------------------------------------------
                                              Shares                                       Shares
                             Income          (Denomi-       Per-Share      Income         (Denomi-        Per-Share
                           (Numerator)        nator)         Amount      (Numerator)       nator)          Amount
                           -----------      ------------     ------     ------------     -----------       ------
Basic EPS                  $    63,331           517,772    $    .12    $     94,892         577,349      $   .16
Effect of Dilutive
 Securities-Options             -                 -            -               -               2,960        -
                           -----------      ------------    --------    ------------      ----------      -------

Diluted EPS                $    63,331           517,772    $    .12    $     94,892         580,309      $   .16
                           ===========      ============    ========    ============      ==========      =======


                                  For the Nine Months Ended                     For the Nine Months Ended
                                        June 30, 1999                                 June 30, 1998
                          ----------------------------------------     -----------------------------------------
                                              Shares                                        Shares
                             Income          (Denomi-     Per-Share        Income         (Denomi-     Per-Share
                          (Numerator)        nator)         Amount      (Numerator)       nator)          Amount
                          -----------      ------------    -------     ------------     -----------      -------
Basic EPS                 $   158,771           535,213    $    .30    $    197,901         592,524      $   .34
Effect of Dilutive
 Securities-Options            -                  1,832       -              -                7,950         (.01)
                          -----------      ------------    --------    ------------     -----------      -------

Diluted EPS               $   158,771           537,045    $    .30    $    197,901         600,474      $   .33
                          ===========      ============    ========    ============     ===========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FINANCIAL CONDITION

               ASSETS. Total assets increased $2.7 million, or 4.3%, from $62.4 million at September 30, 1998 to $65.1 million at June 30, 1999. The increase consisted primarily of increases in cash and cash equivalents of $.8 million and loans receivable of $4.9 million, offset by declines in mortgage-backed securities (held to maturity and available for sale) of $1.5 million and investment securities (held to maturity and available for sale) of $1.4 million.

               CASH AND CASH EQUIVALENTS. The $.8 million increase in cash and cash equivalents resulted primarily from maturities of investment securities, principal payments on mortgage-backed securities, along with an increase in deposits, partially offset by cash outflows used to fund loan demand.

               INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $1.4 million, or 35.9%, from $3.9 million at September 30, 1998 to $2.5 million at June 30, 1999. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $1.4 million, with no corresponding reinvestments of the proceeds.

               LOANS RECEIVABLE. Loans receivable increased $4.9 million, or 11.0%, from $44.6 million at September 30, 1998 to $49.5 million at June 30, 1999. The majority of the increase is attributed to mortgage loan originations.

               The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $47.2 million, or 93.8%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $3.1 million, or 6.2%, of total gross loans outstanding at June 30, 1999.

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

               ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans remained relatively unchanged constituting .6% of loans outstanding at June 30, 1999 and September 30, 1998. The dollar amount of the allowance totaled $288,209 at June 30, 1999 as compared to $288,350 at September 30, 1998.

               Charge-off activity for the nine months ended June 30, 1999 and 1998, totaled $12,141 and $9,610, respectively. Recoveries totaled $-0- and $-0- for the nine months ended June 30, 1999 and 1998, respectively.

               The Company had $98,000 and $133,000 of non-accrual loans at June 30, 1999 and September 30, 1998, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

               The Company had no troubled debt restructurings during the nine month periods ended June 30, 1999 and 1998.

               MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $1.5 million, or 13.8%, from $10.9 million at September 30, 1998 to $9.4 million at June 30, 1999, due to principal repayments of $1.5 million.

               DEPOSITS. Deposits increased by $3.1 million, or 6.8%, from $45.4 million at September 30, 1998 to $48.5 million at June 30, 1999. The Company continues to offer competitive interest rates on deposits.

               ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $7.2 million at June 30, 1999 as compared to $7.0 million at September 30, 1998. During the nine months ended June 30, 1999, the Company had additional borrowings of $1.2 million and repayments of $1.0 million.

               STOCKHOLDERS' EQUITY. Stockholders' equity totaled $9.3 million at June 30, 1999 as compared to $9.6 million at September 30, 1998. The Company's net income for the period was offset by dividends declared, the release of common stock shares to the employee benefit plans, and the purchase of treasury shares.

               RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

               Net income decreased $31,561, or 33.3%, from $94,892 for the quarter ended June 30, 1998 to $63,331 for the comparable 1999 quarter. Net income per share was $.12 and $.16 for the 1999 and 1998 quarters, respectively, both basic and assuming full dilution. The decrease in net income resulted from a decrease in non-interest income of $41,420 and increases in non-interest expense of $14,940, or 4.4%, and the provision for loan losses of $1,500, or 50.0%, offset by an increase in net interest income of $23,387, or 5.7%, and a decrease in the provision for income taxes of $2,912, or 7.8%.

               Total interest income increased $27,051, or 2.5%, from $1,076,476 for the three months ended June 30, 1998 to $1,103,527 for the comparable 1999 period. The increase was due to increased interest earned on loans receivable of $107,054, partially offset by reductions in interest earned on investment securities and mortgage-backed securities of $44,773 and $35,917, respectively. Interest income on other interest-earning assets remained relatively unchanged totaling $12,246 for the three months ended June 30, 1999 as compared to $11,559 for the three months ended June 30, 1998. Interest on loans receivable increased primarily due to higher volumes of loans in the 1999 period as compared to the 1998 period. The decreases in interest earned on investment securities and mortgage-backed securities is primarily attributable to lower volumes of these assets, such volume having decreased during the 1999 quarter as compared to the 1998 quarter to partially fund the increased loan demand.

               Total interest expense increased $3,664, or .6%, from $662,918 for the quarter ended June 30, 1998 to $666,582 for the quarter ended June 30, 1999, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 1999 quarter as compared to the 1998 quarter, and to a lesser extent, due to slightly higher interest rates paid on deposits.

               The Company provided $4,500 for loan losses during the 1999 quarter to correspond with the growth in the loan portfolio. This compared to a $3,000 provision for the 1998 quarter.

               The $41,420 decrease in non-interest income, from $64,174 for the 1998 quarter to $22,754 for the 1999 quarter, resulted primarily from a $47,068 gain during the 1998 quarter from the sale of the former Chesapeake, Ohio branch facility, with no comparable gain during the 1999 quarter, partially offset by a $7,574 increase in other income reflecting increased service charges on deposit accounts.

               The $14,940 increase in non-interest expense, from $342,677 for the 1998 quarter to $357,617 for the comparable 1999 quarter, resulted primarily from increases in advertising expenses, directors' fees and expenses and data processing expenses of $5,640, $5,517, and $5,094, respectively, partially offset by decreases in compensation and benefits and franchise taxes of $4,065 and $3,707, respectively. Advertising costs increased due to more media advertising during the 1999 quarter as compared to the 1998 quarter. Directors' fees and expenses increased primarily due to costs associated with attendance at an outside management seminar, while data processing costs increased due to increased costs associated with ATM machines usage. Compensation and benefits decreased primarily due to a lower value of common stock shares contributed to the Employee Stock Ownership Plan, while the decrease in franchise taxes is attributable to lower levels of taxable stockholders' equity during the 1999 quarter as compared to the 1998 quarter.

               The $2,912 decrease in the provision for income taxes resulted from lower pretax income during the 1999 quarter as compared to the 1998 quarter.

               RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

               Net income decreased $39,130, or 19.8%, from $197,901 for the nine months ended June 30, 1998 to $158,771 for the nine months ended June 30, 1999. Net income per share for the 1999 nine month period totaled $.30 per share, both basic and assuming full dilution. This compared to $.34 per share basic and $.33 per share assuming full dilution for the 1998 comparable period. The decrease in net income resulted from increases in other non-operating expenses of $41,587, or 3.9%, the provision for income taxes of $14,289, or 26.0%, and the provision for loan losses of $3,000, or 33.3%, a decrease in non-interest income of $20,175, or 20.3%, offset by an increase in net interest income of $39,921, or 3.2%.

               Total interest income increased $86,062, or 2.7%, from $3,186,547 for the nine months ended June 30, 1998 to $3,272,609 for the comparable 1999 nine month period. The increase was due to higher levels of interest earned on loans receivable of $299,564, partially offset by reductions in interest earned on investment securities and mortgage-backed securities of $212,483 and $4,007, respectively. Interest on other interest-earning assets increased slightly to $37,144 for the 1999 nine month period from $34,156 for the 1998 nine month period. Interest on loans receivable increased due to a higher volume of loans, while the decrease in interest on investment securities and mortgage-backed securities resulted primarily from decreases in the average volumes of these assets during the 1999 nine month period as compared to the 1998 nine month period.

               Total interest expense increased $46,141, or 2.4%, from $1,955,680 for the 1998 nine month period to $2,001,821 for the 1999 nine month period, such increase resulting primarily from the higher volume of interest-bearing liabilities during the 1999 period as compared to the 1998 period, and to a lesser extent, higher market rates of interest.

               The Company provided $12,000 for loan losses during the 1999 nine month period as compared to $9,000 for the 1998 nine month period to correspond to the increase in the loan portfolio.

               The $20,175 decrease in non-interest income, from $99,160 for the nine months ended June 30, 1998 to $78,985 for the nine months ended June 30, 1999, resulted primarily from the $47,068 gain on the sale of the former Chesapeake, Ohio branch during the 1998 period as compared to $11,131 in gains on sales of assets during the 1999 period, partially offset by a $19,973 increase in other income reflecting increased service charges on deposit accounts. Expansion and improvements to the Company's main office and branch facilities completed in 1997 has enabled the Company to better compete with other area institutions for transaction accounts, resulting in increased service fee income.

               The $41,587 increase in non-interest expense, from $1,068,090 for the 1998 period to $1,109,677 for the 1999 period resulted primarily from increases in other expenses of $18,464, professional service expenses of $11,863, and advertising expenses of $13,067, partially offset by declines in occupancy and equipment expenses and franchise taxes of $7,371 and $7,208, respectively. There was no significant increase in any single category of other non-interest expenses. Professional services expenses increased due to the timing of the services rendered, while advertising costs increased due to more media advertising during the 1999 nine month period as compared to the 1998 nine month period. Occupancy and equipment expenses decreased due to lower depreciation charges on equipment during the 1999 period as compared to the 1998 period, while franchise taxes decreased due to lower levels of taxable stockholders' equity.

               The $14,289 increase in the provision for income taxes, from $55,036 for the nine months ended June 30, 1998 to $69,325 for the nine months ended June 30, 1999 resulted from higher levels of taxable income taxed at higher statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

               The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments currently must average 4% of certain liabilities for each quarter, and may be changed periodically by the OTS to reflect economic conditions.

               The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 4.5% for the quarter ended June 30, 1999, as compared to 5.4% for the quarter ended September 30, 1998. At June 30, 1999, the Bank's "liquid" assets totaled approximately $1.3 million, which was $.1 million in excess of the current OTS minimum requirement.

               The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $7.2 million at June 30, 1999.

               Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1999, the total approved loan commitments outstanding amounted to $1.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1999, totaled $25.1 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

               At June 30, 1999, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 1999, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1999, the Bank's tangible capital was $8.4 million, or 13.0% of adjusted total assets, core capital was $8.4 million, or 13.0% of adjusted total assets and risk-based capital was $8.6 million, or 26.4% of adjusted risk-weighted assets, exceeding the requirements by $7.4 million, $5.8 million and $6.0 million, respectively.

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

               A "Client Task Force" was formed among Fiserv members which has already conducted on-site testing at the data center. Exceptions noted as a result of this testing have been addressed. Based upon overall test results, Fiserv believes the testing was successful and completes a major step towards their readiness for Year 2000. The Bank has independently evaluated the test results.

               The Bank identified the need to replace "teller hardware and software" and "local area network software" used in daily operations. Such software was replaced and tested during the quarter ended June 30, 1999.

               Fiserv efforts include a Disaster Recovery Center to ensure proper backup. All test results have been made available to the Bank and have been independently evaluated. Other areas evaluated by the Bank include systems for security, vaults, ATMs and others. All were found to be Year 2000 compliant. Management believes the Bank is continuing to make satisfactory progress in addressing Year 2000 implementation issues.

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

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               a)  Exhibits:

               No.         Description
               --------    ---------------------------------------------------------------

               3.1         Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/

               3.2         Bylaws of First Federal Financial Bancorp, Inc. 1/

               27          Financial Data Schedule.

___________________

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



Date:      August 9, 1999                                    By:/s/          I. Vincent Rice
      ------------------------------------                      --------------------------------------------------
                                                                             I. Vincent Rice, President


Date:      August 9, 1999                                    By:/s/          Jeffery W. Clark
      ------------------------------------                      --------------------------------------------------
                                                                             Jeffery W. Clark, Comptroller