Form 10KSB40
period 1999-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 1999-12-29
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1999

                                       OR

____     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-28020

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                     31-1456058
-----------------------------------       ------------------------------------
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification Number)

       415 Center Street
         Ironton, Ohio                                        45638
------------------------------------                ---------------------------
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

Yes   X    No
    ----      ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                                  ---

Issuer's revenues for its most recent fiscal year:  $4.4 million

As of December 17, 1999, the aggregate value of the 425,231 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 124,366 shares held by all directors and executive officers of the Registrant as a group, was approximately $4.5 million. This figure is based on the last known trade price of $10.50 per share of the Registrant's Common Stock on November 18, 1999.

Number of shares of Common Stock outstanding as of December 17, 1999: 549,597
Transitional Small Business Disclosure Format:  Yes      No    X
                                                    ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 are incorporated into Parts II and IV.
(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         First Federal Financial Bancorp, Inc. (the "Company") is a Delaware corporation and sole stockholder of First Federal Savings Bank of Ironton (the "Savings Bank") which converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank in June 1996. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to its employee stock ownership plan, and the balance of the net conversion proceeds retained by the Company. The business of the Company initially consists of the business of the Savings Bank. At September 30, 1999, the Company had $65.1 million in total consolidated assets, $55.8 million in total consolidated liabilities and $9.3 million in total consolidated stockholders' equity.

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

         The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on originating real estate loans secured by single-family residential properties in the local markets it serves. See "--Competition." At September 30, 1999, the total gross loan portfolio amounted to $50.4 million, or 77.4%, of total consolidated assets, of which $41.4 million, or 82.1%, were single-family residential mortgage loans, $1.7 million, or 3.3%, were multi-family residential loans, $4.1 million, or 8.2%, were commercial real estate loans and $3.2 million, or 6.4%, were comprised of other loans, including home improvement loans, automobile loans, home equity loans and loans secured by savings accounts.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed and related securities (hereinafter "mortgage-backed securities"), municipal and corporate debt securities and other short-term investments. At September 30, 1999, investment securities (both "held to maturity" as well as "available for sale") were $3.1 million, or 4.8% of total consolidated assets, and mortgage-backed securities (both "held to maturity" as well as "available for sale") were $9.1 million, or 14.0% of total consolidated assets. The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits and noninterest expenses. Funds are provided primarily by deposits, amortization and prepayments of outstanding loans and mortgage-backed securities and other sources.

         Operating characteristics of the Company and the Savings Bank in recent years include the following:

             - PROFITABILITY. For the year ended September 30, 1999, the
               Company had net income of $240,000 as compared to $252,000 and $287,000 for the years ended September 30, 1998 and 1997, respectively. The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income amounted to $1.7 million, $1.6 million and $1.7 million for the years ended September 30, 1999, 1998 and 1997, respectively. The interest rate spreads were 2.18%, 2.04% and 2.12% for the years ended September 30, 1999, 1998 and 1997, respectively. Return on average assets was .37%, .41% and .49% for the years ended September 30, 1999, 1998 and 1997, respectively.

             - NON-INTEREST INCOME. Non-interest income historically has not been a source of profitability for the Company. However, in recent years, the Company has focused on increasing its market share of transaction accounts which has resulted in increased service fee income. Other non-interest income, including service fee income totaled $91,000 for the year ended September 30, 1999, as compared to $71,000 and $46,000 for the years ended
               September 30, 1998 and 1997, respectively.

             - NON-INTEREST EXPENSE. The Company's profitability has been enhanced by management's emphasis on operating efficiency. The Company's ratio of noninterest expense to average total consolidated assets amounted to 2.24% for the year ended September 30, 1999 and averaged 2.26% for the three years ended September 30, 1999.

             - ASSET QUALITY. Management of the Company believes that good asset quality is the key to long-term financial strength and, as a result, the Company's investments are intended to maintain asset quality and control credit risk. In accordance with this approach, the Company has predominantly emphasized single-family residential real estate loans, which comprised 82.1% of total loans receivable at September 30, 1999. As of such date, total non-performing assets constituted $219,000, or .34% of total consolidated assets.

             - STRONG CAPITAL POSITION. At September 30, 1999, the Company had
               total stockholders' equity of $9.3 million. The Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 13.1%, 13.1% and 26.9%, respectively, as compared to the minimum requirements of 1.5%, 4.0% and 8.0%, respectively.

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

LENDING ACTIVITIES

         GENERAL. The Company's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Lawrence County, Ohio. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company does not originate either FHA-insured or VA-guaranteed real estate loans. The Company's single-family residential loans constituted 82.1% of the total loan portfolio at September 30, 1999. To a significantly lesser extent, the Company's loan portfolio also includes loans secured by multi-family residential properties and commercial real estate, loans secured by savings deposits, automobile loans, home improvement loans and miscellaneous other loans.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                  September 30,
                                   -------------------------------------------------------------------------------------------------
                                               1999                         1998                         1997
                                   -------------------------------------------------------------------------------------------------
                                      Amount            %          Amount            %           Amount           %
                                   ------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)

Real estate loans:

  Single-family residential              $41,355           82.1%      $39,143           85.9%       $35,984          89.2%
  Multi-family residential                 1,681            3.3         1,464            3.2            685           1.7
  Commercial real estate                   4,143            8.2         2,533            5.5          1,961           4.8
                                         -------        -------       -------          -----         ------        ------
     Total real estate loans              47,179           93.6        43,140           94.6         38,630          95.7
                                          ------         ------        ------           ----         ------        ------

Non-real estate loans:
  Loans secured by savings
    accounts                                 744            1.5           751            1.7            556           1.4
  Home improvement                           211             .4           120             .2             86            .2
  Automobile                                 798            1.6           525            1.2            508           1.3
  Other(1)                                 1,489            2.9         1,054            2.3            566           1.4
                                         -------        -------       -------        -------         ------         -----
         Total other loans                 3,242            6.4         2,450            5.4          1,716           4.3
                                         -------        -------       -------        -------         ------         -----
         Total loans                      50,421          100.0%       45,590          100.0%        40,346         100.0%
                                          ------          =====        ------          =====         ------         =====
Less:

  Unearned interest                         (206)                        (154)                         (140)
  Loans in process                          (108)                        (448)                         (880)
  Deferred loan fees                        (112)                         (57)                          (13)
  Allowance for loan losses                 (292)                        (288)                         (287)
                                         --------                     --------                       ------
       Net loans                         $49,703                      $44,643                       $39,026
                                          ======                       ======                        ======

----------------------

(1) Comprised primarily of unsecured consumer loans and home equity loans.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                     Due 1-3 years Due 3-5 years  Due 5-10 years Due 10-15 years  Due 15 years
                           Due 1 year     after        after          after           after      and more after
                            or less       9/30/99      9/30/99        9/30/99        9/30/99         9/30/99     Total
                           ----------     -------      -------       --------        -------         -------     ------
                                                                    (In Thousands)
Single-family residential     $ 2,500      $ 2,990      $ 3,176      $ 7,327        $13,137        $12,225      $41,355
Multi-family residential           32           72           84          278            327            888        1,681
Commercial real estate            105          214          231        1,713            714          1,166        4,143
Non-real estate                 1,401          999          554          235             53             --        3,242
                              -------      -------      -------      -------        -------        -------      -------
    Total                     $ 4,038      $ 4,275      $ 4,045      $ 9,553        $14,231        $14,279      $50,421
                              =======      =======      =======      =======        =======        =======      =======

         The following shows for the total loans due after one year from September 30, 1999 the type and amount which have fixed interest rates and those which have adjustable interest rates.

                                                  Fixed                  Floating or
                                                  Rates                Adjustable-Rates                 Total
                                         ---------------------    ------------------------    -----------------------
                                                                         (In Thousands)
Real estate loans:

  Single-family residential                              $12,093                     $26,762                    $38,855
  Multi-family residential                                   123                       1,526                      1,649
  Commercial real estate                                     863                       3,175                      4,038
                                                        --------                     -------                    -------
    Total real estate loans                               13,079                      31,463                     44,542
                                                          ------                      ------                     ------
Non-real estate loans:
  Loan secured by savings
    accounts                                                  --                          --                         --
  Home improvement                                           156                          --                        156
  Automobile                                                 588                          --                        588
  Other(1)                                                   782                         315                      1,097
                                                        --------                    --------                    -------
    Total other loans                                      1,526                         315                      1,841
                                                         -------                    --------                    -------
        Total loans                                      $14,605                     $31,778                    $46,383
                                                         =======                     =======                    =======

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

                                                      Year Ended September 30,
                                            --------------------------------------------
                                                1999           1998            1997
                                            --------------------------------------------
                                                        (In Thousands)

Loan originations:
  Single-family residential                       $11,116        $10,512          $8,509
  Multi-family residential                             58          1,355             458
  Commercial real estate                            4,538            707             536
  Non-real estate                                   1,776          1,568           1,112
                                                  -------          -----           -----
    Total loans originated                         17,488         14,142          10,615
  Loan principal reductions                        (9,235)        (6,747)         (6,495)
                                                  --------        ------          ------
    Net increase (decrease)
     before other items                             8,253          7,395           4,120
Decrease due to other
  items, net                                       (3,193)        (1,778)            (49)
                                                  --------        ------          ------
Net increase in loan portfolio                    $ 5,060        $ 5,617          $4,071
                                                  =======        =======          ======

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

         Under applicable federal regulations, the permissible amount of loans to one borrower may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1999, the Company's five largest loans or groups of loans to one borrower, including related entities, ranged from an aggregate of $492,000 to $1,000,000 and the Company's loans-to-one-borrower limit was $1.3 million at such date. All of such loans were performing as of September 30, 1999.

         SINGLE-FAMILY RESIDENTIAL LOANS. The Company's single-family residential mortgage loans consist almost exclusively of conventional loans. The Company originates solely for portfolio retention and has never sold any loans originated. The single-family residential mortgage loans offered by the Company currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans have maturities of up to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At September 30, 1999, $12.9 million, or 31.2%, of the Company's single-family residential mortgage loans were fixed-rate loans.

         The adjustable-rate loans currently offered by the Company have maturities which range up to 30 years, with interest rates which adjust every year in accordance with a Federal Home Loan Bank index of national contract averages of single-family loans closed in the prior month, plus a margin. The margin established by the Company may be more or less than the Federal Housing Finance Board index rate. The Company's adjustable-rate residential loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date and 5% over the life of the loan. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be fully amortized by the end of the loan term and, thus, do not permit so-called negative amortization. With the decline in market rates of interest over the past few years, the Company's customers have shown a preference for adjustable-rate loans. Originations of adjustable-rate residential loans constituted 46.0%, 58.3% and 84.7% of total origination of single-family residential loans during the years ended September 30, 1999, 1998 and 1997, respectively. At September 30, 1999, $28.5 million or 68.8% of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

         The Company currently will lend up to the lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property. Most loans are made for up to 80% of the lesser of the purchase price or appraised value. Beginning in May 1994, however, the Company initiated a "First Time Homebuyer's Program," which has been popular with customers, pursuant to which it will lend up to the lesser of 90% of the purchase price or the appraised value of the property and offer an interest rate which is .25% below its quoted rate. A prospective borrower must otherwise meet the Company's underwriting standards. The Company requires either private mortgage insurance or sufficient funds on deposit in a savings account with the Company on any loans which are originated with a loan-to-value ratio of greater than 80%. The Company's "First Time Homebuyer's Program" contributed 23.1%, 15.0% and 15.6% of total residential originations during fiscal 1997, 1998 and 1999.

         The Company began offering home equity loans secured by the underlying equity in the borrower's home to those borrowers with whom it has a first mortgage loan in April 1996. Such home equity loans are amortizing loans with a maximum term of 20 years. The Company's home equity loans require combined loan-to-value ratios of 95% or less, depending on the borrowers debt to income ratio.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. At September 30, 1999, the Company's multi-family residential loan portfolio was comprised of seven apartment buildings which contain between 6 and 20 units. The Company will originate loans up to 70% of the value of the security property for terms of up to 15 years. At September 30, 1999, the Company had $1.7 million, or 3.3% of the total loan portfolio, invested in multi-family residential loans.

         At September 30, 1999, the Company's commercial real estate portfolio was comprised of 39 properties, with principal balances of up to $1,000,000. The properties which secure such loans are local facilities and include land and improved land, a warehouse, churches, a multi-purpose building, and various other small commercial facilities. The Company will originate loans for up to 60% of the appraised value for terms of up to 15 years. At September 30, 1999, the Company's commercial real estate loan portfolio amounted to $4.1 million or 8.2% of the total loan portfolio.

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

         NON-REAL ESTATE LOANS. At September 30, 1999, the Company had $744,000 or 1.5% of the total loan portfolio, invested in loans secured by savings accounts. The Company will originate such loans in an amount up to 95% of the account balance at 2% over the rate paid on the account. In addition, as of such date, the Company had $798,000, or1.6% of the total loan portfolio, invested in new and used automobile loans, which are fixed-rate loans with terms ranging up to five years in the case of loans on new cars and shorter terms for loans on used cars; $211,000, or .4% of the total loan portfolio, invested in home improvement loans and $1,489,000, or 2.9% of the total loan portfolio, invested in other miscellaneous loans, primarily small, short-term unsecured loans to customers and home equity loans.

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


                                                                  September 30,
                                          ----------------------------------------------------------------
                                                  1999                  1998                1997
                                          ----------------------------------------------------------------
                                                             (Dollars in Thousands)
Non-accruing loans:
  Single-family residential                              $ 153                  $125              $  84
                                                          ----                   ---               ----
      Total non-accruing loans                             153                   125                 84
                                                          ----                   ---               ----

Accruing loans greater than
  90 days delinquent                                        21                    --                 --
                                                         -----                 -----             ------
      Total non-performing loans(1)                        174                   125                 84
                                                          ----                   ---              -----

Real estate owned(1)                                        45                    11                 50
                                                         -----                  ----              -----
    Total non-performing assets                          $ 219                  $136              $ 134
                                                          ====                   ===               ====

    Total non-performing loans
      as a percentage of total loans                      0.30%                 0.27%              0.21%
                                                          ====                  ====              =====

    Total non-performing assets
      as a percentage of total assets                     0.34%                 0.22%              0.22%
                                                          ====                  ====              =====

-----------------

(1) The increase in total non-performing single-family residential loans is attributable to five loans on non-accrual status at September 30, 1999 (the largest of which was $50,000) as compared to four loans at September 30, 1998 (the largest of which was $53,000). Accruing loans greater than 90 days delinquent at September 30, 1999 consist of four installment loans (the largest of which was $9,500). Management does not expect any material losses to be sustained as a result of these non-accrual loans.

         For the years ended September 30, 1999 and 1998, gross interest income which would have been recorded had the loans accounted for on a non-accrual basis been current in accordance with their original terms amounted to $4,401 and $8,598, respectively. For the years ended September 30, 1999 and 1998, $3,455 and $2,033 were included in interest income for these same loans prior to the time they were placed on non-accrual status.

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


                                                                     Year Ended
                                                                  September 30,
                                            ---------------------------------------------------------------------
                                                    1999                  1998                  1997
                                            ---------------------------------------------------------------------
                                                                 (Dollars in Thousands)

Balance at beginning of period                              $ 288                 $287                  $283
                                                             ----                  ---                  ----

Charge-offs:
 Single-family residential                                     (9)                  (6)                   (2)
 Consumer and other                                            (3)                  (5)                   --

Recoveries:
 Single-family residential                                     --                   --                     1
 Consumer and other                                            --                   --                     2
                                                            -----                -----                ------

 Net (charge-offs) recoveries                                 (12)                 (11)                    1

 Provision for loan losses                                     16                   12                     3
                                                            -----                 ----                ------

Balance at end of period                                    $ 292                 $288                  $287
                                                            =====                 ====                ======

Allowance for loan losses
  as a percent of total
  loans outstanding                                          0.59%                0.64%                 0.73%
                                                            =====                 ====                ======

Ratio of net charge-offs
  to average loans outstanding                               0.02%                0.03%                   --%
                                                            =====                 ====                ======

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                  September 30,
                                    -----------------------------------------------------------------------------------------------
                                                 1999                             1998                             1997
                                    -----------------------------------------------------------------------------------------------
                                                     Percent of                       Percent of                        Percent of
                                                      Loans to                         Loans to                          Loans to
                                       Amount        Total Loans        Amount        Total Loans        Amount        Total Loans
                                    -----------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)

Single-family residential             $240              82.1%         $247               85.9%          $255               88.9%
Multi-family residential                10               3.3             9                3.1              5                1.7
Commercial real estate                  24               8.2            16                5.6             14                4.9
Other loans                             18               6.4            16                5.6             13                4.5
                                        --               ---            --                ---            ---              -----
         Total                        $292             100.0%         $288              100.0%          $287              100.0%
                                       ===             =====           ===              =====            ===              =====


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

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. At September 30, 1999, the Company had an aggregate of $4.0 million, or 44.0% of total mortgage-backed securities (held to maturity and available for sale), invested in GNMA, FNMA and FHLMC certificates and, as of such date, the Company had $5.1 million, or 56.0% of total mortgage-backed securities, invested in seven collateralized mortgage obligations ("CMOs").

         In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The Company's CMO's were issued by the GNMA and FNMA and are performing in accordance with their terms. As of September 30, 1999, the Company did not own any mortgage-related securities designated as "high-risk mortgage securities" under OTS pronouncements.

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

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At September 30, 1999, none of the Company's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

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

         The following table sets forth the composition of the Company's mortgage-backed securities held to maturity at the dates indicated.

                                                                      September 30,
                                           -----------------------------------------------------------------
                                                   1999                   1998                   1997
                                           -----------------------------------------------------------------
                                                                 (Dollars in Thousands)
GNMA certificates                                 $   18                 $   19                 $   40
FNMA certificates                                  1,013                  1,405                  1,591
FHLMC certificates                                 1,703                  2,107                  2,600
Collateralized mortgage
 obligations                                       1,584                  1,593                    356
                                                   -----                  -----                 ------
    Total mortgage-backed
      securities held to maturity                  4,318                  5,124                  4,587

Unamortized premiums                                 131                    155                    123
Unearned discounts                                    (6)                   (10)                   (14)
                                                  ------                 ------                 ------
    Net mortgage-backed securities
      held to maturity                            $4,443                 $5,269                 $4,696
                                                  ======                 ======                 ======

Weighted average interest rate                      6.31%                  6.66%                  6.01%
                                                  ======                 ======                 ======

         The following table sets forth the composition of the Company's mortgage-backed securities available for sale at the dates indicated.

                                                                      September 30,
                                           -------------------------------------------------------------------
                                                   1999                   1998                   1997
                                           -------------------------------------------------------------------
                                                                 (Dollars in Thousands)
GNMA certificates                                $  445                 $  613                 $  831
FNMA certificates                                   461                    571                    854
FHLMC certificates                                  318                    445                    575
Collateralized mortgage
 obligations                                      3,644                  3,983                    848
                                                  -----                  -----                 ------
    Total mortgage-backed
      securities available for sale               4,868                  5,612                  3,108

Unamortized premiums                                 37                     41                     27
Unearned discounts                                 (121)                  (133)                   (36)
Unrealized holding gain (loss)
  on mortgage-backed securities
  available for sale                                (81)                    98                     31
                                                 ------                  -----                 ------
    Net mortgage-backed securities
      available for sale                         $4,703                 $5,618                 $3,130
                                                 ======                  =====                  =====

Weighted average interest rate                     5.85%                  6.46%                  6.67%
                                                 ======                   ====                  =====

     The following table sets forth the activity in the Company's aggregate mortgage-backed securities portfolio (held to maturity and available for sale) during the periods indicated.

                                                                        At or For the Year Ended
                                                                              September 30,
                                                ------------------------------------------------------------
                                                        1999                    1998             1997
                                                ------------------------------------------------------------
                                                                          (In Thousands)
Mortgage-backed securities at
  beginning of period                                $ 10,887              $  7,826           $  7,766
Purchases                                                  --                 4,375              1,124
Repayments                                             (1,549)               (1,357)            (1,081)
Sales                                                      --                    --                 --
Accretion and amortization, net                           (13)                  (23)               (18)
Net change in unrealized holding
  gain on available for sale securities                  (179)                   66                 35
                                                     --------              --------           --------
Mortgage-backed securities at
  end of period                                      $  9,146              $ 10,887           $  7,826
                                                     ========              ========           ========

         At September 30, 1999, the weighted average contractual maturity of the Company's aggregate mortgage-backed securities (held to maturity and available for sale) was approximately 24 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     INVESTMENT SECURITIES. The following table sets forth certain information relating to the Company's investment securities held to maturity at the dates indicated.

                                                                     September 30,
                                         --------------------------------------------------------------------------
                                                  1999                    1998                    1997
                                         --------------------------------------------------------------------------
                                                                     (In Thousands)
U.S. Government agency
  securities                                  $  495                   $  849                  $4,380
Municipal bonds                                1,091                    1,473                   1,628
Certificates of deposit                          190                      483                     779
FHLB stock                                       541                      505                     470
                                              ------                   ------                  ------
     Total                                    $2,317                   $3,310                  $7,257
                                              ======                   ======                  ======

         The following table sets forth certain information relating to the Company's investment securities available for sale at the dates indicated.

                                                                      September 30,
                                        ----------------------------------------------------------------------------
                                                 1999                      1998                     1997
                                        -----------------------------------------------------------------------------
                                                                      (In Thousands)
U.S. Government agency
securities                                     $800                      $600                   $1,549
Obligations of states and
 political subdivisions                          --                        --                      140
                                              -----                    ------                    -----
  Total investment
   securities available
   for sale                                     800                       600                    1,689
Unrealized holding gain
(loss) on investment
securities available for sale                    (9)                       10                        5
                                              -----                      ----                 --------
Net investment securities
 available for sale                            $791                      $610                   $1,694
                                                ===                       ===                    =====

             The following table sets forth certain information regarding the maturities of the Company's investment securities at September 30, 1999.

                                                                 Contractually Maturing
                         ----------------------------------------------------------------------------------------------------
                                       Weighted                  Weighted                   Weighted                 Weighted
                           Under 1     Average                   Average                    Average      Over 10      Average
                            Year        Yield      1-5 Years      Yield      6-10 Years      Yield        Years        Yield
                         ---------   ---------    ---------    ---------    ----------    ----------    --------    ---------
                                                                 (Dollars in Thousands)
U.S. Government
  agency securities        $ --           --%      $  839          6.73%        $447          7.59%      $ --          --%
Municipal bonds              --           --          810          5.24          281          4.98         --          --
Certificates of deposit     190         6.31           --            --           --            --         --          --
FHLB stock                   --           --           --            --           --            --        541        7.30
                           -----       ------     --------        ------        -----       ------      -----        ----
      Total                $190         6.31%      $1,649          6.00%        $728          6.59%      $541        7.30%
                           =====       ======     ========        ======        =====       =======     =====       =====

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

                                                                           September 30,
                                ---------------------------------------------------------------------------------------------------
                                              1999                              1998                               1997
                                ---------------------------------------------------------------------------------------------------
                                    Amount         Percentage      Amount          Percentage         Amount           Percentage
                                ---------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Certificate accounts:
  2.00 - 4.00%                   $   531               1.1%       $   290                .7%         $ 1,006               2.2%
  4.01 - 6.00%                    25,950              54.4         20,307              44.7           13,142               29.2
  6.01 - 8.00%                     9,787              20.5         14,514              31.9           20,630               45.9
                                 -------            ------         ------            ------           ------             ------

Total certificate accounts        36,268              76.0         35,111              77.3           34,778               77.3
                                  ------           -------         ------            ------           ------             ------

Transaction accounts:
  Passbook accounts                9,258              19.4          8,797              19.4            9,054               20.1
  Christmas Club                     103                .2             98                .2               91                 .2
  Demand accounts                  2,114               4.4          1,431               3.1            1,070                2.4
                                 -------           -------        -------           -------           ------            -------
Total transaction accounts        11,475              24.0         10,326              22.7           10,215               22.7
                                  ------            ------         ------            ------           ------             ------

Total deposits                   $47,743             100.0%       $45,437             100.0%         $44,993              100.0%
                                  ======             =====         ======             =====           ======              =====

         The following table sets forth the savings activities of the Company during the periods indicated.

                                                                   Year Ended
                                                                  September 30,
                                           -----------------------------------------------------------------
                                                   1999               1998                1997
                                           -----------------------------------------------------------------
                                                                 (In Thousands)
Deposits                                         $46,336             $37,946            $35,414
Withdrawals                                      (45,805)            (39,377)           (37,046)
                                                 --------            --------           -------
  Net increase (decrease)
    before interest credited                         531              (1,431)            (1,632)
Interest credited                                  1,775               1,875              1,816
                                                --------               -----             ------
  Net increase (decrease) in
    deposits                                     $ 2,306             $   444            $   184
                                                 =======               =====            =======


         The following table shows the contractual interest rate and maturity information for the Company's certificates of deposit at September 30, 1999.

                                                                  Maturity Date
                        -------------------------------------------------------------------------------------------
                             One Year               Over                Over                 Over
                              or Less             1-2 Years           2-3 Years             3 Years         Total
                        -----------------    -----------------   -----------------    -----------------   ---------
                                                                  (In Thousands)
 2.00 -  4.00%             $   531               $   --              $   --                $  --          $   531
 4.01 -  6.00%              22,826                2,690               2,741                   --           28,257
 6.01 -  8.00%               2,174                4,808                 498                    -            7,480
                           -------                -----              ------                -----          -------
   Total                   $25,531               $7,498              $3,239                $  --          $36,268
                            ======                =====               =====                =====           ======


         The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 1999. The Company does not use brokered deposits and the substantial majority of all funds are from within the local market area.

                Certificates of deposit maturing
                       in quarter ending:
             ------------------------------------------    -------------------------
                                                                (In Thousands)
            December 31, 1999                                    $  762
            March 31, 2000                                          629
            June 30, 2000                                           530
            September 30, 2000                                    1,034
            After September 30, 2000

                                                                  1,393
                                                                 ------
        Total certificates of deposit with
          balances of $100,000 or more                           $4,348
                                                                 ======

     BORROWINGS. The Company may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 1999, the Company had $7.8 million in outstanding advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of the Company's FHLB advances during the periods indicated.

                                                                     Year Ended
                                                                   September 30,
                                      ----------------------------------------------------------------------------------
                                                  1999                     1998                   1997
                                      ----------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Maximum balance                                  $7,846                $7,004                $3,300
Average balance                                   7,123                 6,296                 1,318
Year end balance                                  7,846                 7,004                 3,300
Weighted average
  interest rate:
    At end of year                                 5.33%                 5.34%                 6.25%
    During the year                                5.18                  5.43                  5.61

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

REGULATION

         SET FORTH BELOW IS A BRIEF DESCRIPTION OF THOSE LAWS AND REGULATIONS WHICH, TOGETHER WITH THE DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, ARE DEEMED MATERIAL TO AN INVESTOR'S UNDERSTANDING OF THE EXTENT TO WHICH THE COMPANY AND THE SAVINGS BANK ARE REGULATED. THE DESCRIPTION OF THE LAWS AND REGULATIONS HEREUNDER, AS WELL AS DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO APPLICABLE LAWS AND REGULATIONS. CERTAIN FEDERAL BANKING LAWS HAVE BEEN RECENTLY AMENDED. SEE "REGULATION--THE COMPANY--FINANCIAL MODERNIZATION."

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1999, the Savings Bank was in compliance with the above restrictions.

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

         FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the Office of Thrift Supervision before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

         THE SAVINGS BANK. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Savings Bank by the OTS was as of September 30, 1999. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings institutions to maintain capital above the minimum capital levels.

         All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

         The foregoing capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Savings Bank is not subject to any such individual minimum regulatory capital requirement.

         In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on presold residential properties, real estate loans secured by junior liens on 1-to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. The most highly-rated institutions must maintain a minimum Tier 1 leverage ratio of 3.0 percent, with all other institutions required to maintain a minimum leverage ratio of 4.0 percent. The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

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

         PROMPT CORRECTIVE ACTION. Under Section 38 of the Federal Deposit Insurance Act ("FDIA"), each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         At September 30, 1999, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 1999, the Savings Bank's liquidity ratio was 4.3%.

         CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions.

         In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings institutions would not be required to file with the OTS. Specifically, savings institutions that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the savings institution's retained net income for the preceding two years. Because the Savings Bank is a subsidiary of the Company, the regulation, however, would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Savings Bank does not believe that the regulation will adversely affect its ability to make capital distributions.

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

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. Under the Gramm-Leach-Bliley Act, more fully described under "Regulation--The Company--Financial Modernization," the Savings Bank will be subject to examination under the CRA not more frequently than once every 60 months where it receives the highest CRA rating and not more frequently than once every 48 months where its CRA rating is satisfactory. The Savings Bank received a "satisfactory" rating as a result of its most recent evaluation.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1999, the Savings Bank had $7.8 million in FHLB advances.

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 1999, the Savings Bank had $541,400 in FHLB stock, which was in compliance with this requirement.

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

         FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1999, the Savings Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

     At December 31, 1998, the federal income tax reserves of the Savings Bank included $1.3 million for which no federal income tax has been provided. All of this amount is attributable to pre-1987 bad debt reserves.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1999, the Savings Bank had no NOL carryforwards for federal income tax purposes.

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

         The Savings Bank's federal income tax returns for the tax years ended December 31, 1996 forward are open under the statute of limitations and are subject to review by the IRS.

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

         The Savings Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1999 return, which is based on net worth as of December 31, 1999.

         The Savings Bank's state franchise tax returns for the tax years ended December 31, 1996 forward are open under the statute of limitations and are subject to review by state taxing authorities.

ITEM 2.      DESCRIPTION OF PROPERTY.

         The Company's principal executive office is located at 415 Center Street, Ironton, Ohio 45638. The following table sets forth certain information with respect to the offices and other properties of the Savings Bank at September 30, 1999.

                                                                              Net Book Value
           Description/Address                        Leased/Owned             of Property            Deposits
--------------------------------------------    ---------------------    ----------------------     ------------
                                                                                (In Thousands)
MAIN OFFICE(1)
415 Center Street                                          Owned                    $981               $35,988
Ironton, Ohio  45638

BRANCH OFFICE(2):
201 State Street                                           Owned                     779                11,755
Proctorville, Ohio  45669

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

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 43 and 44 of the Company's 1999 Annual Report to Stockholders ("Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages three to 14 of the Company's 1999 Annual Report.

ITEM 7.      FINANCIAL STATEMENTS.

         The information required herein is incorporated by reference from pages two, and 15 to 41 of the Company's 1999 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required herein is incorporated by reference from pages two to six, and nine of the Company's Proxy Statement dated
December 17, 1999 ("Proxy Statement").

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

             (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1999 Annual Report.

         Independent Auditor's Report.

         Consolidated Balance Sheets as of September 30, 1999 and 1998.

         Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

             (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

             (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

No.                                   Description
------     --------------------------------------------------------------------
3.1        Certificate of Incorporation of First Federal Financial Bancorp, Inc.(1)
3.2        Bylaws of First Federal Financial Bancorp, Inc.(1)
4          Stock Certificate of FirstFederal Financial Bancorp, Inc.(1)
10.1       Employment Agreement among First FederalFinancial Bancorp, Inc.,
           First Federal Savings Bank of Ironton and I. Vincent Rice
           (representative of a similar agreement entered into with Jeffery W.
           Clark)*(2)
10.2       Stock Option Plan*(2)
10.3       Recognition and Retention Plan and Trust*(2)
10.4       Employment Agreement among First Federal Financial Bancorp, Inc.,
           First Federal Savings Bank of Ironton and I. Vincent Rice
           (representative of a similar agreement entered into with Jeffery W.
           Clark) *
13         1999 Annual Report to Stockholders specified portion (p. two to 41, and 43 and 44) of the Registrant's Annual Report to Stockholders for
           the year ended September 30, 1999.
21         Subsidiaries of the Registrant--Reference is made to Item 1.
           "Business" for the Required information
27         Financial Data Schedule

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

/s/ I. Vincent Rice                                        December 27, 1999
-------------------------------------------------------
I. Vincent Rice
President (Principal Executive Officer)

/s/ Jeffery W. Clark                                       December 27, 1999
------------------------------------------------------
Jeffery W. Clark
Comptroller (Principal Financial and
Accounting Officer)

/s/ Thomas D. Phillips                                     December 27, 1999
---------------------------------------------------
Thomas D. Phillips
Chairman

/s/ James E. Waldo                                         December 27, 1999
----------------------------------------------------
James E. Waldo
Vice Chairman

/s/ Edith M. Daniels                                       December 27, 1999
----------------------------------------------------
Edith M. Daniels
Corporate Secretary and Director

/s/ Edward R. Rambacher                                    December 27, 1999
-----------------------------------------------
Edward R. Rambacher
Director

/s/ Steven C. Milleson                                     December 27, 1999
---------------------------------------------------
Steven C. Milleson
Director

/s/ William P. Payne                                       December 27, 1999
---------------------------------------------------
William P. Payne
Director