Form 10QSB
period 1999-12-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2000-02-14
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1999
                                              -------------------
                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO
                                  -------------------    --------------------

                         COMMISSION FILE NUMBER  0-28020
                                                ---------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
   ---------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                31-1456058
-----------------------------------     -------------------------------------
  (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                     415 CENTER STREET, IRONTON, OHIO 45638
                  --------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                               (740) 532-6845
                             ---------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

        AS OF FEBRUARY 14, 2000, THERE WERE ISSUED AND OUTSTANDING 535,793 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES                    NO     X
    ---------             ---------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets (as of December 31,
                1999 (unaudited) and September 30, 1999)..................................................     3

                Consolidated Statements of Income (for the three
                months ended December 31, 1999 (unaudited)
                and 1998 (unaudited)).....................................................................     4

                Consolidated Statements of Changes in Stockholders' Equity (for
                the three months ended December 31, 1999 (unaudited) and
                the year ended September 30, 1999.........................................................     5

                Consolidated Statements of Cash Flows (for the three months ended December 31, 1999 (unaudited)
                and 1998 (unaudited)).....................................................................     6

                Notes to Consolidated Financial Statements................................................     7-9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................    10-14

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................................    15
Item 2.         Changes in Securities.....................................................................    15
Item 3.         Defaults Upon Senior Securities...........................................................    15
Item 4.         Submission of Matters to a Vote of Security Holders.......................................    15
Item 5.         Other Information.........................................................................    15
Item 6.         Exhibits and Reports on Form 8-K..........................................................    15

Signatures      ..........................................................................................    16

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,               September 30,
                                                                                     1999                        1999
                                                                               ----------------            ----------------
                                                                                  (Unaudited)

                                                             ASSETS

CASH AND CASH EQUIVALENTS                                                      $      1,093,705            $        940,751

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                          2,321,862                   2,317,111

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                               589,476                     791,159

LOANS RECEIVABLE                                                                     50,795,448                  49,703,008

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                                     4,251,907                   4,443,450

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                                   4,567,879                   4,702,702

ACCRUED INTEREST RECEIVABLE                                                             326,962                     337,610

FORECLOSED REAL ESTATE                                                                   45,499                      45,499

OFFICE PROPERTIES AND EQUIPMENT                                                       1,759,941                   1,760,051

OTHER ASSETS                                                                             49,253                      94,407
                                                                               ----------------            ----------------

                                                                               $     65,801,932            $     65,135,748
                                                                               ================            ================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                       $     47,325,944            $     47,743,450

ADVANCES FROM FEDERAL HOME LOAN BANK                                                  8,936,655                   7,845,869

ACCRUED INCOME TAXES PAYABLE:
  Current                                                                                22,844                      12,391
  Deferred                                                                               28,299                      54,461

ACCRUED INTEREST PAYABLE                                                                 43,120                      37,015

OTHER LIABILITIES                                                                       168,780                     159,477
                                                                               ----------------            ----------------

                   Total liabilities                                                 56,525,642                  55,852,663
                                                                               ----------------            ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                            5,495                       5,516
  Employee benefit plans                                                               (528,026)                   (549,531)
  Additional paid-in capital                                                          5,209,107                   5,227,406
  Retained earnings-substantially restricted                                          4,696,552                   4,658,872
  Accumulated other comprehensive loss                                                 (106,838)                    (59,178)
                                                                               ----------------            ----------------

                   Total stockholders' equity                                         9,276,290                   9,283,085
                                                                               ----------------            ----------------

                                                                               $     65,801,932            $     65,135,748
                                                                               ================            ================

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                         For The Three Months Ended
                                                                                 ------------------------------------------
                                                                                  December 31,                December 31,
                                                                                      1999                       1998
                                                                                 --------------              --------------
INTEREST INCOME:                                                                   (Unaudited)                 (Unaudited)
  Loans receivable-
    First mortgage loans                                                         $      863,837              $      798,695
    Consumer and other loans                                                             71,206                      53,829
  Mortgage-backed and related securities                                                131,705                     155,425
  Investment securities                                                                  48,459                      53,506
  Other interest-earning assets                                                          11,186                      12,974
                                                                                 --------------              --------------

                   Total interest income                                              1,126,393                   1,074,429
                                                                                 --------------              --------------

INTEREST EXPENSE:
  Interest-bearing checking                                                               5,868                       5,314
  Passbook savings                                                                       62,136                      61,928
  Certificates of deposit                                                               489,299                     510,968
  Advances from Federal Home
    Loan Bank                                                                           111,585                      93,396
                                                                                 --------------              --------------

                   Total interest expense                                               668,888                     671,606
                                                                                 --------------              --------------

                   Net interest income                                                  457,505                     402,823

PROVISION FOR LOAN LOSSES                                                                 4,500                       3,000
                                                                                 --------------              --------------

                   Net interest income after provision
                    for loan losses                                                     453,005                     399,823
                                                                                 --------------              --------------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                       -                               303
  Gain on sale of assets                                                                -                             5,000
  Other                                                                                  27,523                      21,916
                                                                                 --------------              --------------

                   Total non-interest income                                             27,523                      27,219
                                                                                 --------------              --------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                             149,716                     158,295
  Occupancy and equipment                                                                32,186                      32,412
  SAIF deposit insurance premium                                                          7,152                       6,553
  Directors' fees and expenses                                                           21,663                      23,280
  Franchise taxes                                                                        33,133                      37,881
  Data processing                                                                        30,915                      25,499
  Advertising                                                                            23,156                      20,117
  Professional services                                                                  28,073                      28,325
  Other                                                                                  45,067                      42,278
                                                                                 --------------              --------------

                   Total non-interest expense                                           371,061                     374,640
                                                                                 --------------              --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                109,467                      52,402

PROVISION FOR INCOME TAXES                                                               35,230                      20,355
                                                                                 --------------              --------------

NET INCOME                                                                       $       74,237              $       32,047
                                                                                 ==============              ==============

EARNINGS PER SHARE:
  Basic                                                                          $          .14              $          .06
                                                                                 ==============              ==============
  Diluted                                                                        $          .14              $          .06
                                                                                 ==============              ==============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Retained      Accumulated
                                                             Employee      Additional     Earnings-        Other          Total
                                                Common        Benefit       Paid-in     Substantially   Comprehensive  Stockholders'
                                                 Stock         Plans        Capital      Restricted     Income (Loss)     Equity
                                                 -----         -----        -------      ----------     -------------     ------

BALANCES, September 30, 1998                    $ 5,834     $(643,854)    $ 5,510,264     $ 4,707,377     $  71,275     $ 9,650,896

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1999         -             -               -           239,626           -           239,626
  Other comprehensive loss, net of tax:
       Change in unrealized gain on invest-
           ments available for sale, net of
           tax of $67,203                           -             -               -               -        (130,453)       (130,453)
                                                -------     ---------     -----------     -----------     ---------     -----------

TOTAL COMPREHENSIVE INCOME                          -             -               -           239,626      (130,453)        109,173

ESOP SHARES RELEASED, 5,261 shares;
  $12.44 average fair market value                  -          52,610          12,863             -             -            65,473

RRP SHARES AMORTIZED, 3,270 shares                  -          38,422             -               -             -            38,422

DIVIDENDS PAID ($.28 per share)                     -           3,291             955        (146,095)          -          (141,849)

PURCHASE OF 31,764 TREASURY SHARES                 (318)          -          (296,676)       (142,036)          -          (439,030)
                                                -------     ---------     -----------     -----------     ---------     -----------

BALANCES, September 30, 1999                      5,516      (549,531)      5,227,406       4,658,872       (59,178)      9,283,085

COMPREHENSIVE INCOME:
  Net income, three months ended
    December 31, 1999 (unaudited)                   -             -               -            74,237           -            74,237
  Other comprehensive loss, net of tax:
      Change in unrealized loss on invest-
        ments available for sale, net of
        tax of $24,552 (unaudited)                  -             -               -               -         (47,660)        (47,660)
                                                -------     ---------     -----------     -----------     ---------     -----------

TOTAL COMPREHENSIVE INCOME (unaudited)              -             -               -            74,237       (47,660)         26,577

ESOP SHARES RELEASED, 1,190 shares;
  $11.10 average fair market
  value (unaudited)                                 -          11,900           1,315             -             -            13,215

RRP SHARES AMORTIZED, 817 shares (unaudited)        -           9,605             -               -             -             9,605

DIVIDENDS PAID ($.07 per share) (unaudited)         -             -               -           (34,892)          -           (34,892)

PURCHASE OF 2,100 TREASURY
 SHARES (unaudited)                                 (21)          -           (19,614)         (1,665)          -           (21,300)
                                                -------     ---------     -----------     -----------     ---------     -----------

BALANCES, December 31, 1999 (unaudited)         $ 5,495     $(528,026)    $ 5,209,107     $ 4,696,552     $(106,838)    $ 9,276,290
                                                =======     =========     ===========     ===========     =========     ===========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Three Months Ended
                                                                            ------------------------------
                                                                            December 31,      December 31,
                                                                                1999              1998
                                                                            ------------      ------------
                                                                             (Unaudited)      (Unaudited)

OPERATING ACTIVITIES:
  Net income                                                                $    74,237       $    32,047
  Adjustments to reconcile net income to net cash
    provided by operating activities -
  Gains on foreclosed real estate                                                   -                (303)
  Gain on sale of assets                                                            -              (5,000)
  Provision for loan losses                                                       4,500             3,000
  Depreciation                                                                   18,115            18,233
  FHLB stock dividends                                                           (9,500)           (8,900)
  Amortization and accretion, net                                                 5,824             6,446
  ESOP compensation                                                              13,215            20,538
  RRP compensation                                                                9,605             9,606
  Change in -
   Accrued interest receivable                                                   10,648            31,328
   Other assets                                                                  45,154            49,226
   Deferred Federal income taxes                                                 (1,609)          (17,641)
   Accrued interest payable                                                       6,105               688
   Accrued income taxes payable                                                  10,453            14,687
   Other liabilities                                                              9,303            14,719
                                                                            -----------       -----------
                  Net cash provided by operating activities                     196,050           168,674
                                                                            -----------       -----------

INVESTING ACTIVITIES:
  Net increase in loans                                                      (1,096,940)       (3,034,374)
  Proceeds from maturities of investment securities available for sale          200,000               -
  Proceeds from maturities of investment securities held to maturity            250,000         1,035,000
  Purchases of investment securities held to maturity                          (245,560)              -
  Principal collected on mortgage-backed securities held to maturity            185,318           206,701
  Principal collected on mortgage-backed securities available for sale           65,003           436,469
  Purchases of office properties and equipment                                  (18,005)              -
  Proceeds from sale of foreclosed real estate                                      -              10,906
  Proceeds from sale of assets                                                      -               5,000
                                                                            -----------       -----------
                  Net cash used for investing activities                       (660,184)       (1,340,298)
                                                                            -----------       -----------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                          (417,506)        1,977,262
  Dividends paid                                                                (34,892)          (37,074)
  Proceeds from FHLB advances                                                 6,475,000               -
  Repayments of FHLB advances                                                (5,384,214)           (9,158)
  Purchase of treasury stock                                                    (21,300)              -
                                                                            -----------       -----------
                  Net cash provided by financing activities                     617,088         1,931,030
                                                                            -----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                           152,954           759,406

CASH AND CASH EQUIVALENTS, beginning of period                                  940,751           746,261
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                    $ 1,093,705       $ 1,505,667
                                                                            ===========       ===========

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                    $      -         $    43,355
  Change in unrealized holding loss on investment
   securities available for sale                                                (72,212)          (62,244)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                      26,386            23,311
  Interest paid                                                                 662,783           670,918

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

                The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 1999.

        Business

                The Company's principal business is conducted through the Bank which conducts business from its main office located in Ironton, Ohio, and one full-service branch located in Proctorville, Ohio. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Cincinnati ("FHLB").

        Principles of Consolidation

                The consolidated financial statements at December 31, 1999 and September 30, 1999, and for the three months ended December 31, 1999 and 1998, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)     COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three month periods ended December 31, 1999 and 1998 was $13,215 and $20,538, respectively.

(4)     STOCK OPTION PLAN

                On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of December 31, 1999. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through December 31, 1999.

(5)     RECOGNITION AND RETENTION PLAN AND TRUST

                On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of December 31, 1999. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended December 31, 1999 and 1998 was $9,605 and $9,606, respectively.

                The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)     PURCHASE OF COMMON STOCK

                During the three months ended December 31, 1999 and the year ended September 30, 1999, the Company purchased 2,100 and 31,764 shares, respectively, of its outstanding common stock at an aggregate cost of $21,300 and $439,030, respectively. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)     EARNINGS PER SHARE

                Basic and full dilution Earnings Per Share (EPS) for the three months ended December 31, 1999 and 1998, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                            For the Three Months Ended           For the Three Months Ended
                                December 31, 1999                     December 31, 1998
                         ---------------------------------   -----------------------------------
                                       Shares                               Shares
                          Income      (Denomi-   Per-Share     Income      (Denomi-    Per-Share
                        (Numerator)    nator)      Amount    (Numerator)    nator)      Amount
                        -----------   --------   ---------   -----------   --------    ---------

Basic EPS                $74,237      517,929     $ 0.14       $32,047      544,414    $    0.06
Effect of Dilutive
 Securities-Options          -            -           -             -         1,990          -
                         -------      -------     ------       -------      -------    ---------

Diluted EPS              $74,237      517,929     $ 0.14       $32,047      546,404    $    0.06
                         =======      =======     ======       =======      =======    =========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FINANCIAL CONDITION

                ASSETS. Total assets increased $.7 million, or 1.1%, from $65.1 million at September 30, 1999 to $65.8 million at December 31, 1999. The increase consisted primarily of an increase in loans receivable of $1.1 million, offset by declines in mortgage-backed securities (held to maturity and available for sale) of $.3 million and investment securities (held to maturity and available for sale) of $.2 million.

                CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $152,954, or 16.3%, from $940,751 at September 30, 1999 to $1,093,705 at
December 31, 1999. The increase resulted from net cash flows provided by operating activities of $196,050 and from financing activities of $617,088, offset by net cash flows used for investing activities of $660,184.

                INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $.2 million, or 6.5%, from $3.1 million at September 30, 1999 to $2.9 million at December 31, 1999. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $.4 million, with $.2 million of corresponding reinvestments.

                LOANS RECEIVABLE. Loans receivable increased $1.1 million, or 2.2%, from $49.7 million at September 30, 1999 to $50.8 million at December 31, 1999. The majority of the increase is attributed to mortgage loan originations.

                The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $48.1 million, or 93.4%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts, and unsecured loans totaled $3.4 million, or 6.6%, of total gross loans outstanding at December 31, 1999.

                The Company's lending is concentrated to borrowers who reside in and/or which are collateralized by real estate and property located in Lawrence and Scioto County, Ohio, and Boyd and Greenup County, Kentucky. Employment in these areas is highly concentrated in the petroleum, iron and steel industries. Therefore, many borrowers' ability to honor their contracts is dependent upon these economic sectors.

                ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans remained unchanged constituting .6% of total gross loans outstanding at December 31, 1999 and September 30, 1999. The dollar amount of the allowance totaled $295,199 at December 31, 1999 as compared to $292,500 at September 30, 1999.

                Charge-off activity for the three months ended December 31, 1999 and 1998, totaled $1,801 and $6,104, respectively. Recoveries totaled $-0- and $-0- for the three months ended December 31, 1999 and 1998, respectively.

                The Company had $103,000 and $153,000 of non-accrual loans at December 31, 1999 and September 30, 1999, respectively. At the same dates, there were no significant loans greater than 90 days past due which were still accruing interest. The Company had no troubled debt restructurings during the three month periods ended December 31, 1999 and 1998.

                MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $.3 million, or 3.3%, from $9.1 million at September 30, 1999 to $8.8 million at December 31, 1999, due to scheduled principal repayments of $.3 million.

                DEPOSITS. Deposits decreased by $.4 million, or .8%, from $47.7 million at September 30, 1999 to $47.3 million at December 31, 1999. The Company continues to offer competitive interest rates on deposits, but has elected to utilize available advances from the FHLB in recent months to meet its funding requirements, rather than to pay above market rates of interest to retain, or increase deposits.

                ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $8.9 million at December 31, 1999 as compared to $7.8 million at September 30, 1999, an increase of $1.1 million, or 14.1%. During the three months ended December 31, 1999, the Company obtained $6.5 million of new advances and repaid $5.4 million.

                STOCKHOLDERS' EQUITY. Stockholders' equity totaled $9.3 million at December 31, 1999 and September 30, 1999. The Company's net income for the quarter was offset by dividends paid and the release of common stock shares to the employee benefit plans.

                RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

                Net income increased $42,190, or 131.7%, from $32,047 for the quarter ended December 31, 1998 to $74,237 for the quarter ended December 31, 1999. Earnings per share were $.14 and $.06 for the 1999 and 1998 quarters, respectively, both basic and assuming full dilution. The increase in net income consisted of increases in net interest income of $54,682, or 13.6% and non-interest income of $304, or 1.1%, and a decrease in non-interest expense of $3,579, or 1.0%, offset by increases in the provision for income taxes and the provision for loan losses of $14,875, or 73.1%, and $1,500, or 50.0%, respectively.

                Total interest income increased $51,964, or 4.8%, from $1,074,429 for the 1998 quarter to $1,126,393 for the 1999 quarter. The increase was due to increased levels of interest earned on loans receivable of $82,519, offset by declines in interest earned on mortgage-backed securities of $23,720, investment securities of $5,047, and other interest-earning assets of $1,788. The increase in interest earned on loans receivable resulted primarily from an increase in the average volume of the loan portfolio during the 1999 quarter as compared to the 1998 quarter, and from increased yields earned on the variable rate loan portfolio, such loans having been subject to increased repricing in recent months. Interest earned on mortgage-backed securities, investment securities, and other interest-earning assets declined due to lower volumes of these assets during the 1999 quarter as compared to the 1998 quarter.

                Total interest expense decreased $2,718, or .4%, from $671,606 for the 1998 quarter to $668,888 for the 1999 quarter. The small decline in interest expense reflects the effects of decreased interest paid on a reduced volume of interest-bearing deposits during the 1999 quarter as compared to the 1998 quarter. Such deposits were replaced with lower rate, interest-bearing advances from the FHLB.

                The Company provided $4,500 for loan losses during the 1999 quarter as compared to $3,000 for the 1998 quarter to correspond with the continued growth in the loan portfolio. However, past due loans continue to be at historically low levels.

                Non-interest income, which primarily consists of service charges on deposit accounts, remained relatively unchanged, totaling $27,523 for the 1999 quarter as compared to $27,219 for the 1998 quarter. A non-recurring gain on sale of assets of $5,000 during the 1998 quarter was more than offset in the current quarter by increased service charges on deposit accounts.

                The $3,579 decrease in non-interest expense, from $374,640 for the 1998 quarter to $371,061 for the 1999 quarter resulted primarily from decreases in compensation and benefits of $8,579 and franchise taxes of $4,748, partially offset by increases in data processing expenses of $5,416 and advertising expenses of $3,039. Compensation and benefits decreased due to lower costs associated with employee benefit plans while franchise taxes decreased due to lower levels of taxable stockholders' equity, on which such taxes are based. The increase in data processing costs reflects increased costs associated with ATM usage, while advertising costs increased due to more media advertising during the 1999 quarter as compared to the 1998 quarter.

                The $14,875 increase in the provision for income taxes, from $20,355 for the 1998 quarter to $35,230 for the 1999 quarter reflects the tax effects of the increase in pretax income.

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

                The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 28.5% for the quarter ended December 31, 1999, as compared to 31.1% for the quarter ended September 30, 1999. At December 31, 1999, the Bank's "liquid" assets totaled approximately $10.5 million, which was $ 9.0 million in excess of the current OTS minimum requirement.

                The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $8.9 million at December 31, 1999.

                Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At December 31, 1999, the total approved loan commitments outstanding amounted to $997,000. Certificates of deposit scheduled to mature in one year or less at December 31, 1999, totaled $27.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

                At December 31, 1999, the Bank had regulatory capital which was well in excess of applicable limits. At December 31, 1999, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At December 31, 1999, the Bank's tangible capital was $8.5 million, or 13.1% of adjusted total assets, core capital was $8.5 million, or 13.1% of adjusted total assets and risk-based capital was $8.8 million, or 24.1% of adjusted risk-weighted assets, exceeding the requirements by $7.5 million, $5.9 million and $5.9 million, respectively.

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

YEAR 2000

                The Bank's most significant data processing is performed by an outside service bureau, Fiserv, Inc. Fiserv serves a large client base and has kept the Bank informed as to its progress in addressing its Year 2000 preparations, which significantly impact the Bank.

                A "Client Task Force" was formed among Fiserv members which conducted on-site testing at the data center during 1999. Exceptions noted as a result of this testing were addressed in 1999. Based upon overall test results, Fiserv determined the testing was successful and completed their readiness for Year 2000. The Bank independently evaluated the test results.

                The Bank identified the need to replace "teller hardware and software" and "local area network software" used in daily operations. Such software and hardware was replaced and tested during 1999.

                Fiserv efforts included a Disaster Recovery Center to ensure proper backup. All test results were made available to the Bank and were independently evaluated. Other areas evaluated by the Bank during 1999 included systems for security, vaults, ATMs and others. Management believes the Bank made satisfactory progress in addressing Year 2000 implementation issues and has not yet experienced any Year 2000 related issues to date.

                The costs associated with the Year 2000 issues were approximately $60,000 and are included in the accompanying December 31, 1999 financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits:

        No.         Description
        -----       ----------------------------------------------------
        3.1         Certificate of Incorporation of First Federal
                    Financial Bancorp, Inc.1/

        3.2         Bylaws of First Federal Financial Bancorp, Inc. 1/

        27          Financial Data Schedule.

------------------

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

Date:  February 14, 2000                   By:/s/  I. Vincent Rice
       --------------------------------       ----------------------------------
                                                   I. Vincent Rice, President

Date:  February 14, 2000                   By:/s/  Jeffery W. Clark
       --------------------------------       ----------------------------------
                                                   Jeffery W. Clark, Comptroller