Form 10QSB
period 2000-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2000-05-15
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (MARK ONE)

            [  X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                -----------------

                                       OR

            [    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

                         COMMISSION FILE NUMBER 0-28020
                                                -------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
-------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    31-1456058
--------------------------------            -----------------------------------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                     415 CENTER STREET, IRONTON, OHIO 45638
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (740) 532-6845
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

       AS OF MAY 8, 2000, THERE WERE ISSUED AND OUTSTANDING 531,673 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES         NO    X
   -------     -------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                               TABLE OF CONTENTS

                                *****************

PART   I. FINANCIAL INFORMATION

Item   1. Financial Statements

          Consolidated Balance Sheets (as of March 31, 2000 (unaudited) and
          September 30, 1999)...........................................................    3

          Consolidated Statements of Income (for the three months ended March
          31, 2000 (unaudited) and 1999 (unaudited))....................................    4

          Consolidated Statements of Income (for the six months ended March 31,
          2000 (unaudited) and 1999 (unaudited))........................................    5

          Consolidated Statements of Changes in Stockholders' Equity (for the
          six months ended March 31, 2000 (unaudited) and the year ended
          September 30, 1999)...........................................................    6

          Consolidated Statements of Cash Flows (for the six months ended March
          31, 2000 (unaudited) and 1999 (unaudited))....................................    7

          Notes to Consolidated Financial Statements....................................    8-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................................   11-16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ............................................................   17
Item 2.   Changes in Securities.........................................................   17
Item 3.   Defaults Upon Senior Securities...............................................   17
Item 4.   Submission of Matters to a Vote of Security Holders...........................   17
Item 5.   Other Information.............................................................   17
Item 6.   Exhibits and Reports on Form 8-K..............................................   18

Signatures .............................................................................   18

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,       September 30,
                                                                                            2000              1999
                                                                                        ------------      ------------
                                                                                        (Unaudited)
                                                       ASSETS
CASH AND CASH EQUIVALENTS                                                               $ 1,322,269       $   940,751

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                              2,331,080         2,317,111

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                                   343,382           791,159

LOANS RECEIVABLE                                                                         52,536,840        49,703,008

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                                         4,125,604         4,443,450

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                                       4,510,697         4,702,702

ACCRUED INTEREST RECEIVABLE                                                                 357,172           337,610

FORECLOSED REAL ESTATE                                                                       59,109            45,499

OFFICE PROPERTIES AND EQUIPMENT                                                           1,744,490         1,760,051

OTHER ASSETS                                                                                100,797            94,407
                                                                                       ------------      ------------
                                                                                       $ 67,431,440      $ 65,135,748
                                                                                       ============      ============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                               $ 47,637,763      $ 47,743,450

ADVANCES FROM FEDERAL HOME LOAN BANK                                                     10,408,444         7,845,869

ACCRUED INCOME TAXES PAYABLE:
    Current                                                                                  35,850            12,391
    Deferred                                                                                 25,561            54,461

  ACCRUED INTEREST PAYABLE                                                                   48,282            37,015

  OTHER LIABILITIES                                                                         123,668           159,477
                                                                                       ------------     -------------
            Total liabilities                                                            58,279,568        55,852,663
                                                                                       ------------     -------------
  STOCKHOLDERS' EQUITY:
    Common stock                                                                              5,317             5,516
    Employee benefit plans                                                                 (505,850)         (549,531)
    Additional paid-in capital                                                            5,042,112         5,227,406
    Retained earnings-substantially restricted                                            4,727,491         4,658,872
    Accumulated other comprehensive loss                                                   (117,198)          (59,178)
                                                                                       ------------     -------------
        Total stockholders' equity                                                        9,151,872         9,283,085
                                                                                       ------------     -------------
                                                                                       $ 67,431,440     $  65,135,748
                                                                                       ============     =============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months Ended
                                                                --------------------------
                                                                March 31,        March 31,
                                                                  2000             1999
                                                                ---------        ---------
INTEREST INCOME:                                                (Unaudited)     (Unaudited)
  Loans receivable-
    First mortgage loans                                       $  888,140      $  840,979
    Consumer and other loans                                       75,778          56,534
  Mortgage-backed and related securities                          138,049         143,214
  Investment securities                                            44,449          42,004
  Other interest-earning assets                                     9,718          11,924
                                                               ----------      ----------
                          Total interest income                 1,156,134       1,094,655
                                                               ----------      ----------

INTEREST EXPENSE:
  Interest-bearing checking                                         5,671           6,597
  Passbook savings                                                 60,875          62,110
  Certificates of deposit                                         492,347         503,721
  Advances from Federal Home
    Loan Bank                                                     128,012          91,205
                                                               ----------      ----------
                          Total interest expense                  686,905         663,633
                                                               ----------      ----------

                          Net interest income                     469,229         431,022

PROVISION FOR LOAN LOSSES                                           6,000           4,500
                                                               ----------      ----------

                          Net interest income after provision
                           for loan losses                        463,229         426,522
                                                               ----------      ----------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                       -           2,732
  Gains on sales of assets                                              -           6,131
  Other                                                            28,235          20,149
                                                               ----------      ----------
                          Total non-interest income                28,235          29,012
                                                               ----------      ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                       143,229         146,798
  Occupancy and equipment                                          34,272          33,653
  SAIF deposit insurance premiums                                   2,523           6,900
  Directors' fees and expenses                                     19,689          19,481
  Franchise taxes                                                  32,810          36,309
  Data processing                                                  32,883          28,837
  Advertising                                                      17,474          21,524
  Professional services                                            32,696          38,157
  Other                                                            47,620          45,763
                                                               ----------      ----------
                          Total non-interest expense              363,196         377,422
                                                               ----------      ----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                128,268          78,112

PROVISION FOR INCOME TAXES                                         40,381          14,719
                                                               ----------      ----------
NET INCOME                                                     $   87,887      $   63,393
                                                               ==========      ==========

EARNINGS PER SHARE
  Basic                                                        $      .17      $      .12
                                                               ==========      ==========
  Diluted                                                      $      .17      $      .12
                                                               ==========      ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  For the Six Months Ended
                                                                  ------------------------
                                                                  March 31,       March 31,
                                                                    2000            1999
                                                                  ---------       --------
                                                                 (Unaudited)     (Unaudited)
INTEREST INCOME:
  Loans receivable  -
   First mortgage loans                                         $ 1,751,977     $ 1,639,674
   Consumer and other loans                                         146,985         110,362
  Mortgage-backed and related
   securities                                                       269,754         298,638
  Investment securities                                              92,908          95,510
  Other interest-earning assets                                      20,904          24,898
                                                                  ---------       ---------
                          Total interest income                   2,282,528       2,169,082
                                                                  ---------       ---------

INTEREST EXPENSE:
  Interest-bearing checking                                          11,539          11,911
  Passbook savings                                                  123,011         124,038
  Certificates of deposit                                           981,646       1,014,689
  Advances from Federal Home
   Loan Bank                                                        239,598         184,601
                                                                  ---------       ---------
                          Total interest expense                  1,355,794       1,335,239
                                                                  ---------       ---------

                          Net interest income                       926,734         833,843

PROVISION FOR LOAN LOSSES                                            10,500           7,500
                                                                  ----------      ---------

                          Net interest income after
                          provision for loan losses                 916,234         826,343
                                                                  ----------      ---------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                                         -           3,035
  Gains on sales of assets                                                -          11,131
  Other                                                              55,758          42,065
                                                                   --------        --------
                          Total non-interest income                  55,758          56,231
                                                                   --------        --------

NON-INTEREST EXPENSE:
  Compensation and benefits                                         292,945         305,094
  Occupancy and equipment                                            66,458          66,065
  SAIF deposit insurance premiums                                     9,675          13,453
  Directors' fees and expenses                                       41,352          42,762
  Franchise taxes                                                    65,944          74,190
  Data processing                                                    63,798          54,336
  Advertising                                                        40,630          41,641
  Professional services                                              60,769          66,482
  Other                                                              92,686          88,037
                                                                   --------        --------
                          Total non-interest expense                734,257         752,060
                                                                   --------        --------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                      237,735         130,514

PROVISION FOR INCOME TAXES                                           75,611          35,074
                                                                   --------        --------

NET INCOME                                                         $162,124        $ 95,440
                                                                   ========        ========

EARNINGS PER SHARE:
  Basic                                                            $    .31        $    .18
                                                                   ========        ========
  Diluted                                                          $    .31        $    .18
                                                                   ========        ========

             FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Retained       Accumulated
                                                              Employee     Additional     Earnings-         Other          Total
                                                 Common       Benefit       Paid-in     Substantially   Comprehensive  Stockholders'
                                                  Stock        Plans        Capital      Restricted     Income (Loss)     Equity
                                               -----------   -----------   -----------   -----------     -----------    -----------
BALANCES, September 30, 1998                   $     5,834   $  (643,854)  $ 5,510,264   $ 4,707,377     $    71,275    $ 9,650,896

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1999          -            -             -            239,626          -             239,626
  Other comprehensive loss, net of tax:
       Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $67,203                               -            -             -             -             (130,453)      (130,453)
                                               -----------   -----------   -----------   -----------     -----------    -----------

TOTAL COMPREHENSIVE INCOME                           -            -             -            239,626        (130,453)       109,173

ESOP SHARES RELEASED, 5,261 shares;
  $12.44 average fair market value                   -            52,610        12,863        -               -              65,473

RRP SHARES AMORTIZED, 3,270 shares                   -            38,422        -             -               -              38,422

DIVIDENDS PAID ($.28 per share)                      -             3,291           955      (146,095)         -            (141,849)

PURCHASE OF 31,764 TREASURY SHARES                    (318)       -           (296,676)     (142,036)         -            (439,030)
                                               -----------   -----------   -----------   -----------     -----------    -----------

BALANCES, September 30, 1999                         5,516      (549,531)    5,227,406     4,658,872         (59,178)     9,283,085

COMPREHENSIVE INCOME:
  Net income, six months ended
    March 31, 2000 (unaudited)                       -            -             -            162,124          -             162,124
  Other comprehensive income, net of tax:
      Change in unrealized loss on invest-
        ments available for sale, net of
        tax of $29,888 (unaudited)                   -            -             -             -              (58,020)       (58,020)
                                               -----------   -----------   -----------   -----------     -----------    -----------

TOTAL COMPREHENSIVE INCOME (unaudited)               -            -             -            162,124         (58,020)       104,104

ESOP SHARES RELEASED, 2,447 shares;
  $9.59 average fair market value (unaudited)        -            24,470           796        -               -              25,266

RRP SHARES AMORTIZED, 1,635 shares (unaudited)       -            19,211        -             -               -              19,211

DIVIDENDS PAID ($.14 per share) (unaudited)          -            -             -            (68,817)         -             (68,817)

PURCHASE OF 19,924 TREASURY SHARES
  (unaudited)                                         (199)       -           (186,090)      (24,688)         -            (210,977)
                                               -----------   -----------   -----------   -----------     -----------    -----------

BALANCES, MARCH 31, 2000 (unaudited)           $     5,317   $  (505,850)  $ 5,042,112   $ 4,727,491     $  (117,198)   $ 9,151,872
                                               ===========   ===========   ===========   ===========     ===========    ===========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Six Months Ended
                                                                                       ------------------------------
                                                                                        March 31,          March 31,
                                                                                          2000               1999
                                                                                       -----------        -----------
                                                                                       (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                           $   162,124        $    95,440
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Gains on sales of assets                                                                -                 (11,131)
    Gains on foreclosed real estate                                                         -                  (3,035)
    Provision for loan losses                                                               10,500              7,500
    Depreciation                                                                            38,140             38,102
    FHLB stock dividends                                                                   (19,000)           (17,700)
    Amortization and accretion, net                                                          8,244              5,486
    ESOP compensation                                                                       25,266             37,259
    RRP compensation                                                                        19,211             19,211
    Change in -
     Accrued interest receivable                                                           (19,562)             9,797
     Other assets                                                                           (6,390)           (17,621)
     Deferred Federal income taxes                                                             988             (2,760)
     Accrued interest payable                                                               11,267              2,196
     Current income taxes payable                                                           23,459              3,979
     Other liabilities                                                                     (35,809)           (17,082)
                                                                                       -----------        -----------

                      Net cash provided by operating activities                            218,438            149,641
                                                                                       -----------        -----------

INVESTING ACTIVITIES:
  Net increase in loans                                                                 (2,857,942)        (4,380,662)
  Proceeds from sales and maturities of investment securities available for sale           450,000             -
  Proceeds from maturities of investment securities held to maturity                       250,000          1,324,000
  Purchases of investment securities held to maturity                                     (245,560)            -
  Purchases of mortgage-backed securities held to maturity                                  -                  -
  Purchases of mortgage-backed securities available for sale                                -                  -
  Principal collected on mortgage-backed securities held to maturity                       307,193            383,744
  Principal collected on mortgage-backed securities available for sale                     104,875            591,090
  Purchases of office properties and equipment                                             (22,579)           (22,487)
  Proceeds from sale of foreclosed real estate                                              -                  56,993
                                                                                       -----------        -----------

                      Net cash used for investing activities                            (2,014,013)        (2,047,322)
                                                                                       -----------        -----------

FINANCING ACTIVITIES:
  Dividends paid                                                                           (68,817)           (72,106)
  Purchase of treasury shares                                                             (210,978)          (410,175)
  Proceeds from FHLB advances                                                            8,950,000            700,000
  Principal paid on FHLB advances                                                       (6,387,425)          (440,272)
  Net increase (decrease) in deposits                                                     (105,687)         2,475,524
                                                                                       -----------        -----------

                      Net cash provided by financing activities                          2,177,093          2,252,971
                                                                                       -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      381,518            355,290

CASH AND CASH EQUIVALENTS, beginning of period                                             940,751            746,261
                                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                                               $ 1,322,269        $ 1,101,551
                                                                                       ===========        ===========

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                              $    13,610        $    43,355
  Change in unrealized holding loss on investment securities
   available for sale                                                                      (87,907)           (68,511)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                            $    51,166        $    51,929
  Interest paid                                                                          1,344,527          1,333,043

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

    Principles of Consolidation

     The consolidated financial statements at March 31, 2000 and September 30, 1999, and for the three and six months ended March 31, 2000 and 1999, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3) COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

       The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense for the three month periods ended March 31, 2000 and 1999 was $12,052 and $16,721, respectively, and for the six month periods ended March 31, 2000 and 1999 was $25,266 and $37,259, respectively.

(4) STOCK OPTION PLAN

       On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of March 31, 2000. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through March 31, 2000.

(5) RECOGNITION AND RETENTION PLAN AND TRUST

       On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of March 31, 2000. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended March 31, 2000 and 1999 was $9,606 and $9,605, respectively, and for the six month periods ended March 31, 2000 and 1999 was $19,211 and $19,211, respectively.

       The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6) PURCHASE OF COMMON STOCK

       During the six months ended March 31, 2000, the Company purchased 19,924 shares of its outstanding common stock at an aggregate price of $210,977. During the year ended September 30, 1999, the Company purchased 31,764 shares of its outstanding common stock at an aggregate cost of $439,030. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7) EARNINGS PER SHARE

       Basic and full dilution Earnings Per Share (EPS) for the three and six months ended March 31, 2000 and 1999, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                              For the Three Months Ended             For the Three Months Ended
                                   March 31, 2000                         March 31, 1999
                          -----------------------------------    -----------------------------------
                                         Shares                                Shares
                          Income        (Denomi-     Per-Share    Income      (Denomi-      Per-Share
                        (Numerator)      nator)        Amount   (Numerator)     nator)       Amount
                          -------       -------       -------    -------       -------       -------
Basic EPS                 $87,887       504,908       $   .17    $63,393       542,668       $   .12
Effect of Dilutive
 Securities-Options         -             -               -        -               496           -
                          -------       -------       -------    -------       -------       -------

Diluted EPS               $87,887       504,908       $   .17    $63,393       543,164       $   .12
                          =======       =======       =======    =======       =======       =======

                                 For the Six Months Ended                For the Six Months Ended
                                      March 31, 2000                         March 31, 1999
                          --------------------------------------    --------------------------------
                                          Shares                                   Shares
                          Income         (Denomi-      Per-Share    Income        (Denomi-   Per-Share
                        (Numerator)       nator)        Amount    (Numerator)      nator)     Amount
                          --------       --------       -------     --------     --------    -------
Basic EPS                 $162,124        514,790       $   .31     $ 95,440      542,014    $   .18
Effect of Dilutive
 Securities-Options          -              -              -           -            2,623       -
                          --------       --------       -------     --------     --------    -------

Diluted EPS               $162,124        514,790       $   .31     $ 95,440      544,637    $   .18
                          ========       ========       =======     ========     ========    =======

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION

     ASSETS. Total assets increased $2.3 million, or 3.5%, from $65.1 million at September 30, 1999 to $67.4 million at March 31, 2000. The increase consisted primarily of increases in cash and cash equivalents of $.4 million and loans receivable of $2.8 million, offset by declines in mortgage-backed securities (held to maturity and available for sale) of $.5 million and investment securities (held to maturity and available for sale) of $.4 million.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $381,518, or 40.6%, from $940,751 at September 30, 1999 to $1,322,269 at March 31, 2000. The
increase resulted from net cash flows provided by operating activities of $218,438 and from financing activities of $2,177,093, offset by net cash flows used for investing activities of $2,014,013.

     INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $.4 million, or 12.9%, from $3.1 million at September 30, 1999 to $2.7 million at March 31, 2000. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $.7 million, with $.3 million of corresponding reinvestments of the proceeds.

     LOANS RECEIVABLE. Loans receivable increased $2.8 million, or 5.6%, from $49.7 million at September 30, 1999 to $52.5 million at March 31, 2000. The majority of the increase is attributed to mortgage loan originations.

     The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $49.8 million, or 93.4%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $3.5 million, or 6.6%, of total gross loans outstanding at March 31, 2000.

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

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans decreased slightly from .6% of loans outstanding at September 30, 1999 to .5% of loans outstanding at March 31, 2000. The dollar amount of the allowance totaled $280,134 at March 31, 2000 as compared to $292,500 at September 30, 1999.

     Charge-off activity for the six months ended March 31, 2000 and 1999, totaled $22,866 and $7,314, respectively. Recoveries totaled $-0- and $-0- for the six months ended March 31, 2000 and 1999, respectively.

     The Company had $199,708 and $153,000 of non-accrual loans at March 31, 2000 and September 30, 1999, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

     The Company had no troubled debt restructurings during the six month periods ended March 31, 2000 and 1999.

     MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $.5 million, or 5.5%, from $9.1 million at September 30, 1999 to $8.6 million at March 31, 2000, due to scheduled principal payments of $.5 million.

     DEPOSITS. Deposits decreased by $.1 million, or .2%, from $47.7 million at September 30, 1999 to $47.6 million at March 31, 2000. The Company continues to offer competitive interest rates on deposits, but has elected to utilize available advances from the FHLB to meet its funding requirements, rather than to pay above market rates of interest to retain, or increase deposits.

     ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $10.4 million at March 31, 2000 as compared to $7.8 million at September 30, 1999. During the six months ended March 31, 2000, the Company had additional borrowings of $9.0 million and repayments of $6.4 million.

     STOCKHOLDERS' EQUITY. Stockholders' equity totaled $9.2 million at March 31, 2000 as compared to $9.3 million at September 30, 1999. The Company's net income for the period was offset by dividends declared, the release of common stock shares to the employee benefit plans, and the purchase of treasury shares.

     RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Net income increased $24,494, or 38.6%, from $63,393 for the quarter ended March 31, 1999 to $87,887 for the comparable 2000 quarter. Net income per share was $.17 and $.12 for the 2000 and 1999 quarters, respectively, both primary and assuming full dilution. The increase in net income resulted from an increase in net interest income of $38,207, or 8.9%, and a decrease in non-interest expense of $14,226, or 3.8%, offset by increases in the provision for loan losses of $1,500, or 33.3%, and the provision for income taxes of $25,662, or 174.4%, and a decrease in non-interest income of $777, or 2.7%.

     Total interest income increased $61,479, or 5.6%, from $1,094,655 for the three months ended March 31, 1999 to $1,156,134 for the comparable 2000 period. The increase was due to increased interest earned on loans receivable of $66,405, and on investment securities of $2,445, offset by reductions in interest earned on mortgage-backed securities and other interest-earning assets of $5,165 and $2,206, respectively. Interest on loans receivable increased primarily due to higher volumes of loans during the 2000 period as compared to the 1999 period, and from increased yields earned on the variable rate loan portfolio, such loans having been subject to increased repricing in recent months. The increase in interest on investment securities resulted from higher yielding investments during the 2000 period as compared to the 1999 period. The decreases in interest earned on mortgage-backed securities and other interest-earning assets are primarily attributable to lower volumes of these assets, such volumes having decreased during the 2000 quarter as compared to the 1999 quarter to fund the increased loan demand.

     Total interest expense increased $23,272, or 3.5%, from $663,633 for the quarter ended March 31, 1999 to $686,905 for the quarter ended March 31, 2000, such increase being primarily attributable to higher volumes of interest-bearing liabilities during the 2000 quarter as compared to the 1999 quarter, and to a lesser extent, due to higher interest rates paid on FHLB advances.

     The Company provided $6,000 for loan losses during the 2000 quarter to correspond with the growth in the loan portfolio. This compared to a $4,500 provision for the 1999 quarter.

     The $777 decrease in non-interest income, from $29,012 for the 1999 quarter to $28,235 for the 2000 quarter, resulted primarily from decreases of $2,732 and $6,131 in gains on foreclosed real estate and sales of assets, respectively, offset by an increase of $8,086 in other non-interest income primarily attributable to service charges on deposit accounts.

     The $14,226 decrease in non-interest expense, from $377,422 for the 1999 quarter to $363,196 for the comparable 2000 quarter, resulted primarily from decreases in compensation and benefits of $3,569, SAIF deposit insurance premiums of $4,377, franchise taxes of $3,499, advertising expenses of $4,050, and professional services expenses of $5,461, partially offset by increases in data processing expenses and other non-interest expenses of $4,046 and $1,857, respectively. Compensation and benefits decreased primarily due to lower costs associated with employee benefit plans, while SAIF deposit insurance premiums decreased due to a slight decline in the volume of deposit accounts during the 2000 quarter as compared to the 1999 quarter. Franchise taxes declined due to lower levels of taxable stockholders' equity on which such taxes are based, advertising expenses decreased due to less media advertising during the 2000 quarter as compared to the 1999 quarter, while professional services expenses decreased due to the timing of the services rendered. Data processing expenses increased due to an increase in ATM usage as well as increases in deposit and check processing costs during the 2000 quarter as compared to the 1999 quarter, while the increase in other non-interest expenses was not due to any one significant factor.

     The $25,662 increase in the provision for income taxes resulted from higher pretax income during the 2000 quarter as compared to the 1999 quarter.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2000 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

     Net income increased $66,684, or 69.9%, from $95,440 for the six months ended March 31, 1999 to $162,124 for the six months ended March 31, 2000. Net income per share for the 2000 six month period totaled $.31 per share, both primary and assuming full dilution. This compared to $.18 per share for the 1999 comparable period, both primary and assuming full dilution. The increase in net income resulted from an increase in net interest income of $92,891, or 11.1%, and a decrease in non-interest expense of $17,803, or 2.4%, offset by increases in the provision for loan losses of $3,000, or 40.0%, the provision for income taxes of $40,537, or 115.6%, and a decrease in non-interest income of $473, or
 .8%.

     Total interest income increased $113,446, or 5.2%, from $2,169,082 for the six months ended March 31, 1999 to $2,282,528 for the comparable 2000 six month period. The increase was due to higher levels of interest earned on loans receivable of $148,926, offset by a reduction in interest earned on mortgage-backed and investment securities of $28,884 and $2,602, respectively, and a decrease in interest on other interest-earning assets of $3,994. Interest on loans receivable increased due to a higher volume of loans during the 2000 six month period as compared to the 1999 six month period, and from variable rate loans, repricing at higher rates during the 2000 six month period as compared to the 1999 six month period. The decrease in interest on mortgage-backed securities, investment securities, and other interest-earning assets resulted from decreases in the average volume of these assets during the 2000 six month period as compared to the 1999 six month period.

     Total interest expense increased $20,555, or 1.5%, from $1,335,239 for the 1999 six month period to $1,355,794 for the 2000 six month period, such increase reflecting the higher volume of advances from the FHLB during the 2000 period as compared to the 1999 period, partially offset by a decline in interest paid on interest-bearing deposits due to lower market rates of interest.

     The Company provided $10,500 for loan losses during the 2000 six month period as compared to $7,500 for the 1999 six month period to correspond to the increase in the loan portfolio.

     The $473 decrease in non-interest income, from $56,231 for the six months ended March 31, 1999 to $55,758 for the six months ended March 31, 2000, resulted primarily from decreases of $3,035 and $11,131 in gains on foreclosed real estate and gains on sales of assets, respectively, offset by an increase in other non-interest income of $13,693 primarily attributable to increased service charges on deposit accounts.

     The $17,803 decrease in non-interest expense, from $752,060 for the 1999 period to $734,257 for the 2000 period resulted primarily from decreases in compensation and benefits of $12,149, franchise taxes of $8,246, professional services expenses of $5,713, and SAIF deposit insurance premiums of $3,778, partially offset by increases in data processing expenses and other non-interest expenses of $9,462 and $4,649, respectively. Compensation and benefits decreased primarily due to lower costs associated with employee benefit plans during the 2000 six month period as compared to the 1999 six month period, while franchise taxes decreased due to lower levels of taxable stockholders' equity. Professional services expenses declined due to the timing of services rendered, while SAIF deposit insurance premiums decreased due to a slight decline in the volume of deposit accounts during the 2000 period as compared to the 1999 period. Data processing expenses increased due to an increase in ATM usage as well as increases in deposit and check processing costs, while the increase in other non-interest expenses was not due to any one significant factor.

     The $40,537 increase in the provision for income taxes, from $35,074 for the six months needed March 31, 1999 to $75,611 for the six months ended March 31, 2000 resulted from the increase in pretax income.

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

     The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 25.8% at March 31, 2000, as compared to 31.1% for the quarter ended September 30, 1999. At March 31, 2000, the Bank's "liquid" assets totaled approximately $10.5 million, which was $8.9 million in excess of the current OTS minimum requirement.

     The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $10.4 million at March 31, 2000.

     Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 2000, the total approved loan commitments outstanding amounted to $.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000, totaled $26.8 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

     At March 31, 2000, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 2000, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 2000, the Bank's tangible capital was $8.7 million, or 13.0% of adjusted total assets, core capital was $8.7 million, or 13.0% of adjusted total assets and risk-based capital was $8.9 million, or 23.5% of adjusted risk-weighted assets, exceeding the requirements by $7.7 million, $6.0 million and $5.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     There are no recent accounting pronouncements to be implemented which management believes will have a material adverse effect on the Company's financial position or results of operations.

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

          a) An annual meeting of stockholders ("Annual Meeting") was held on January 19, 2000.

          b)   Not applicable

          c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

               1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified; Edward R. Rambacher received votes for 373,211, against -0-, abstain 72,950, not voted 103,436, and James E. Waldo received votes for 381,601, against -0-, abstain 64,560, not voted 103,436.

               2) Proposal to ratify the appointment of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending September 30, 2000; received votes for 423,611, against 21,000, abstain 1,550, not voted 103,436.

          d)   Not applicable

Item 5.   Other Information

          Not  applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

          No.  Description
          ---  ----------------------------------------------------------------
          3.1 Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/

          3.2  Bylaws of First Federal Financial Bancorp, Inc. 1/

          27   Financial Data Schedule.

_______________

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

Date:        May 12, 2000               By:/s/    I. Vincent Rice
      -----------------------------        ------------------------------------
                                                  I. Vincent Rice, President

Date:        May 12, 2000               By:/s/    Jeffery W. Clark
      -----------------------------        ------------------------------------
                                                  Jeffery W. Clark, Comptroller