Form 10QSB
period 2000-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2000-08-11
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)
[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 2000
                                               ---------------------
           OR

[   ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO ______________

      COMMISSION FILE NUMBER    0-28020
                             ----------

                    FIRST FEDERAL FINANCIAL BANCORP, INC.
      -----------------------------------------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                            31-1456058
      -------------------------------     --------------------------------
      (STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)


                     415 CENTER STREET, IRONTON, OHIO 45638
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (740) 532-6845
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

        AS OF AUGUST 8, 2000, THERE WERE ISSUED AND OUTSTANDING 531,673 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


YES              NO    X
    --------        -------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets (as of June 30,
             2000 (unaudited) and September 30, 1999)..................   3

             Consolidated Statements of Income (for the three
             months ended June 30, 2000 (unaudited)
             and 1999 (unaudited)).....................................   4

             Consolidated Statements of Income (for the nine
             months ended June 30, 2000 (unaudited) and
             1999 (unaudited)).........................................   5

             Consolidated Statements of Changes in
             Stockholders' Equity (for the nine months ended
             June 30, 2000 (unaudited) and
             the year ended September 30, 1999)........................   6

             Consolidated Statements of Cash Flows (for the
             nine months ended June 30, 2000 (unaudited)
             and 1999 (unaudited)).....................................   7

             Notes to Consolidated Financial Statements................   8-10

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................  11-16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................  17
Item 2.      Changes in Securities.....................................  17
Item 3.      Defaults Upon Senior Securities...........................  17
Item 4.      Submission of Matters to a Vote of Security Holders.......  17
Item 5.      Other Information.........................................  17
Item 6.      Exhibits and Reports on Form 8-K..........................  17

Signatures   ..........................................................  18

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                September 30,
                                                                                 2000                       1999
                                                                           ------------------        ------------------
                                                                              (Unaudited)
                                  ASSETS
   CASH AND CASH EQUIVALENTS                                               $        1,193,979        $          940,751

   INVESTMENT SECURITIES HELD
    TO MATURITY                                                                     2,259,197                 2,317,111

   INVESTMENT SECURITIES AVAILABLE
    FOR SALE                                                                          344,257                   791,159

   LOANS RECEIVABLE                                                                53,741,148                49,703,008

   MORTGAGE-BACKED SECURITIES
    HELD TO MATURITY                                                                4,038,969                 4,443,450

   MORTGAGE-BACKED SECURITIES
    AVAILABLE FOR SALE                                                              4,468,075                 4,702,702

   ACCRUED INTEREST RECEIVABLE                                                        361,609                   337,610

   FORECLOSED REAL ESTATE                                                              -                         45,499

   OFFICE PROPERTIES AND EQUIPMENT                                                  1,728,840                 1,760,051

   OTHER ASSETS                                                                        93,709                    94,407
                                                                           ------------------        ------------------

                                                                           $       68,229,783        $       65,135,748
                                                                           ==================        ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

   DEPOSITS                                                                $       47,342,136        $       47,743,450

   ADVANCES FROM FEDERAL HOME LOAN BANK                                            11,349,436                 7,845,869

   ACCRUED INCOME TAXES PAYABLE:
     Current                                                                           23,206                    12,391
     Deferred                                                                          20,136                    54,461

   ACCRUED INTEREST PAYABLE                                                            58,049                    37,015

   OTHER LIABILITIES                                                                  196,861                   159,477
                                                                           ------------------        ------------------

              Total liabilities                                                    58,989,824                55,852,663
                                                                           ------------------        ------------------

   STOCKHOLDERS' EQUITY:
     Common stock                                                                       5,317                     5,516
     Employee benefit plans                                                          (483,784)                 (549,531)
     Additional paid-in capital                                                     5,038,219                 5,227,406
     Retained earnings-substantially restricted                                     4,799,884                 4,658,872
     Accumulated other comprehensive income (loss)                                   (119,677)                  (59,178)
                                                                           ------------------        ------------------

              Total stockholders' equity                                            9,239,959                 9,283,085
                                                                           ------------------        ------------------

                                                                           $       68,229,783        $       65,135,748
                                                                           ==================        ==================

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         For the Three Months Ended
                                                       -------------------------------
                                                          June 30,         June 30,
                                                           2000              1999
                                                       -------------     -------------
                                                       (Unaudited)       (Unaudited)
INTEREST INCOME:
  Loans receivable-
    First mortgage loans                                 $  936,161       $  857,020
    Consumer and other loans                                 87,791           59,497
  Mortgage-backed and related securities                    136,619          136,301
  Investment securities                                      40,686           38,463
  Other interest-earning assets                              14,167           12,246
                                                         ----------       ----------

               Total interest income                      1,215,424        1,103,527
                                                         ----------       ----------

INTEREST EXPENSE:
  Interest-bearing checking                                   5,676            6,279
  Passbook savings                                           60,375           64,870
  Certificates of deposit                                   505,790          505,729
  Advances from Federal Home
    Loan Bank                                               160,183           89,704
                                                         ----------       ----------

               Total interest expense                       732,024          666,582
                                                         ----------       ----------
               Net interest income                          483,400          436,945

PROVISION FOR LOAN LOSSES                                     6,000            4,500
                                                         ----------       ----------
               Net interest income after provision
                for loan losses                             477,400          432,445
                                                         ----------       ----------

NON-INTEREST INCOME:
  Gain (loss) on foreclosed real estate                      11,112           (1,374)
  Securities gains                                                -                -
  Gain on sale of assets                                          -                -
  Other                                                      24,947           24,128
                                                         ----------       ----------

               Total non-interest income                     36,059           22,754
                                                         ----------       ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                 142,532          141,750
  Occupancy and equipment                                    34,923           36,431
  SAIF deposit insurance premiums                             2,449            7,141
  Directors' fees and expenses                               21,800           22,788
  Franchise taxes                                            32,760           34,175
  Data processing                                            34,023           29,007
  Advertising                                                19,090           22,710
  Professional services                                      29,542           28,769
  Other                                                      42,186           34,846
                                                         ----------       ----------

               Total non-interest expense                   359,305          357,617
                                                         ----------       ----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                          154,154           97,582

PROVISION FOR INCOME TAXES                                   48,412           34,251
                                                         ----------       ----------

NET INCOME                                               $  105,742       $   63,331
                                                         ==========       ==========

EARNINGS PER SHARE - BASIC                               $      .21       $      .12
                                                         ==========       ==========

EARNINGS PER SHARE ASSUMING DILUTION                     $      .21       $      .12
                                                         ==========       ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 For the Nine Months Ended
                                                                                             ---------------------------------
                                                                                               June 30,             June 30,
                                                                                                 2000                 1999
                                                                                             -------------       -------------
                                                                                              (Unaudited)         (Unaudited)
INTEREST INCOME:
  Loans receivable  -
   First mortgage loans                                                                      $   2,688,138       $   2,496,694
   Consumer and other loans                                                                        234,776             169,859
  Mortgage-backed and related
   securities                                                                                      406,373             434,939
  Investment securities                                                                            133,594             133,973
  Other interest-earning assets                                                                     35,070              37,144
                                                                                             -------------       -------------

               Total interest income                                                             3,497,951           3,272,609
                                                                                             -------------       -------------

INTEREST EXPENSE:
  Interest-bearing checking                                                                         17,214              18,190
  Passbook savings                                                                                 183,386             188,908
  Certificates of deposit                                                                        1,487,436           1,520,418
  Advances from Federal Home
   Loan Bank                                                                                       399,781             274,305
                                                                                             -------------       -------------

               Total interest expense                                                            2,087,817           2,001,821
                                                                                             -------------       -------------
               Net interest income                                                               1,410,134           1,270,788

PROVISION FOR LOAN LOSSES                                                                           16,500              12,000
                                                                                             -------------       -------------
               Net interest income after
                 provision for loan losses                                                       1,393,634           1,258,788
                                                                                             -------------       -------------
NON-INTEREST INCOME:
  Gains on foreclosed real estate                                                                   11,112               1,661
  Securities gains                                                                                       -                   -
  Gain on sale of assets                                                                               725              11,131
  Other                                                                                             79,980              66,193
                                                                                             -------------       -------------

               Total non-interest income                                                            91,817              78,985
                                                                                             -------------       -------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                                        435,477             446,844
  Occupancy and equipment                                                                          101,381             102,496
  SAIF deposit insurance premiums                                                                   12,124              20,594
  Directors' fees and expenses                                                                      63,152              65,550
  Franchise taxes                                                                                   98,703             108,365
  Data processing                                                                                   97,821              83,343
  Advertising                                                                                       59,720              64,351
  Professional services                                                                             90,311              95,251
  Other                                                                                            134,872             122,883
                                                                                             -------------       -------------

               Total non-interest expense                                                        1,093,561           1,109,677
                                                                                             -------------       -------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                                                     391,890             228,096

PROVISION FOR INCOME TAXES                                                                         124,023              69,325
                                                                                             -------------       -------------

NET INCOME                                                                                   $     267,867       $     158,771
                                                                                             =============       =============

EARNINGS PER SHARE - BASIC                                                                   $         .52       $         .30
                                                                                             =============       =============

EARNINGS PER SHARE ASSUMING DILUTION                                                         $         .52       $         .30
                                                                                             =============       =============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                 Employee                    Additional
                                                          Common                  Benefit                      Paid-in
                                                          Stock                    Plans                       Capital
                                                        ---------             --------------               --------------
BALANCES, September 30, 1998                            $   5,834             $     (643,854)              $    5,510,264
COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1999                  -                         -                            -
  Other comprehensive income, net of tax:
       Change in unrealized gain on invest-
         ments available for sale, net of
         tax of $67,203                                      -                         -                            -
                                                        ---------             --------------               --------------

TOTAL COMPREHENSIVE INCOME                                   -                         -                            -

ESOP SHARES RELEASED, 5,261 shares;
  $12.44 average fair market value                           -                        52,610                       12,863

RRP SHARES AMORTIZED, 3,270 shares                           -                        38,422                        -

DIVIDENDS PAID ($.28 per share)                              -                         3,291                          955

PURCHASE OF 31,764 TREASURY SHARES                           (318)                     -                         (296,676)
                                                        ---------             --------------               --------------

BALANCES, September 30, 1999                                5,516                   (549,531)                   5,227,406

COMPREHENSIVE INCOME:
  Net income, nine months ended
    June 30, 2000 (unaudited)                                -                         -                            -
  Other comprehensive income, net of tax:
      Change in unrealized loss on invest-
        ments available for sale, net of
        tax of $31,166 (unaudited)                           -                         -                            -
                                                        ---------             --------------               --------------

TOTAL COMPREHENSIVE INCOME (unaudited)                       -                         -                            -

ESOP SHARES RELEASED, 3,693 shares;
  $9.16 average fair market value (unaudited)                -                        36,930                       (3,097)

RRP SHARES AMORTIZED, 2,453 shares (unaudited)               -                        28,817                        -

DIVIDENDS PAID ($.21 per share) (unaudited)                  -                         -                            -

PURCHASE OF 19,924 TREASURY SHARES
  (unaudited)                                                (199)                     -                         (186,090)
                                                        ---------             --------------               --------------

BALANCES, JUNE 30, 2000 (unaudited)                     $   5,317             $     (483,784)              $    5,038,219
                                                        =========             ==============               ==============
                                                          Retained                   Accumulated
                                                          Earnings-                     Other                        Total
                                                        Substantially               Comprehensive                Stockholders'
                                                         Restricted                 Income (Loss)                    Equity
                                                       --------------               -------------               ---------------
BALANCES, September 30, 1998                           $    4,707,377                $     71,275               $     9,650,896
COMPREHENSIVE INCOME:
  Net income, year ended September 30, 1999                   239,626                      -                            239,626
  Other comprehensive income, net of tax:
       Change in unrealized gain on invest-
         ments available for sale, net of
         tax of $67,203                                        -                         (130,453)                     (130,453)
                                                       --------------                ------------               ---------------

TOTAL COMPREHENSIVE INCOME                                    239,626                    (130,453)                      109,173

ESOP SHARES RELEASED, 5,261 shares;
  $12.44 average fair market value                             -                           -                             65,473

RRP SHARES AMORTIZED, 3,270 shares                             -                           -                             38,422

DIVIDENDS PAID ($.28 per share)                              (146,095)                     -                           (141,849)

PURCHASE OF 31,764 TREASURY SHARES                           (142,036)                     -                           (439,030)
                                                       --------------                ------------               ---------------

BALANCES, September 30, 1999                                4,658,872                     (59,178)                    9,283,085

COMPREHENSIVE INCOME:
  Net income, nine months ended
    June 30, 2000 (unaudited)                                 267,867                       -                           267,867
  Other comprehensive income, net of tax:
      Change in unrealized loss on invest-
        ments available for sale, net of
        tax of $31,166 (unaudited)                             -                          (60,499)                      (60,499)
                                                       --------------                ------------               ---------------

TOTAL COMPREHENSIVE INCOME (unaudited)                        267,867                     (60,499)                      207,368

ESOP SHARES RELEASED, 3,693 shares;
  $9.16 average fair market value (unaudited)                  -                           -                             33,833

RRP SHARES AMORTIZED, 2,453 shares (unaudited)                 -                           -                             28,817

DIVIDENDS PAID ($.21 per share) (unaudited)                  (102,167)                     -                           (102,167)

PURCHASE OF 19,924 TREASURY SHARES
  (unaudited)                                                 (24,688)                     -                           (210,977)
                                                       --------------                ------------               ---------------

BALANCES, JUNE 30, 2000 (unaudited)                    $    4,799,884                $   (119,677)              $     9,239,959
                                                       ==============                ============               ===============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Nine Months Ended
                                                                                        ---------------------------------------
                                                                                           June 30,                 June 30,
                                                                                             2000                     1999
                                                                                        --------------           --------------
                                                                                         (Unaudited)              (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                            $      267,867           $      158,771
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Gain on sale of assets                                                                        -                     (11,131)
    Gains on foreclosed real estate                                                            (11,112)                  (1,661)
    Provision for loan losses                                                                   16,500                   12,000
    Depreciation                                                                                58,241                   59,954
    FHLB stock dividends                                                                       (29,300)                 (26,800)
    Amortization and accretion, net                                                             14,011                   10,849
    ESOP compensation                                                                           33,833                   51,154
    RRP compensation                                                                            28,817                   28,817
    Change in -
     Accrued interest receivable                                                               (23,999)                  21,586
     Other assets                                                                                  697                   (7,553)
     Current income taxes payable                                                               10,815                  (17,302)
     Deferred Federal income taxes                                                              (3,156)                    -
     Accrued interest payable                                                                   21,034                   (1,005)
     Other liabilities                                                                          37,384                   12,295
                                                                                        --------------           --------------

                 Net cash provided by operating activities                                     421,632                  289,974
                                                                                        --------------           --------------


INVESTING ACTIVITIES:
  Net increase in loans                                                                     (4,068,250)              (5,016,831)
  Proceeds from sales and maturities of investment securities available for sale               450,000                     -
  Proceeds from maturities of investment securities held to maturity                           349,000                1,423,000
  Purchases of investment securities held to maturity                                         (262,660)                    -
  Principal collected on mortgage-backed securities held to maturity                           389,399                  659,251
  Principal collected on mortgage-backed securities available for sale                         141,807                  660,701
  Purchases of office properties and equipment                                                 (27,030)                 (25,074)
  Proceeds from sale of foreclosed real estate                                                  70,221                   92,056
                                                                                        --------------           --------------
                 Net cash used for investing activities                                     (2,957,513)              (2,206,897)
                                                                                        --------------           --------------
FINANCING ACTIVITIES:
  Net decrease in deposits                                                                    (401,314)               3,044,026
  Proceeds from FHLB advances                                                               12,400,000                1,200,000
  Payments on FHLB advances                                                                 (8,896,433)              (1,049,185)
  Dividends paid                                                                              (102,167)                (107,137)
  Purchase of treasury shares                                                                 (210,977)                (410,175)
                                                                                        --------------           --------------

                 Net cash provided by financing activities                                   2,789,109                2,677,529
                                                                                        --------------           --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          253,228                  760,606

CASH AND CASH EQUIVALENTS, beginning of period                                                 940,751                  746,261
                                                                                        --------------           --------------

CASH AND CASH EQUIVALENTS, end of period                                                $    1,193,979           $    1,506,867
                                                                                        ==============           ==============

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                               $       13,610           $      115,565
  Change in unrealized holding loss on investment securities available for sale                (91,667)                (173,761)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                                    116,366                  104,701
  Interest paid                                                                              2,066,783                2,002,826

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

        Principles of Consolidation

                The consolidated financial statements at June 30, 2000 and September 30, 1999, and for the three and nine months ended June 30, 2000 and 1999, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)     COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense for the three month periods ended June 30, 2000 and 1999 was $8,566 and $13,895, respectively, and for the nine month periods ended June 30, 2000 and 1999 was $33,833 and $51,515, respectively.

(4)     STOCK OPTION PLAN

                On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of June 30, 2000. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through June 30, 2000.

(5)     RECOGNITION AND RETENTION PLAN AND TRUST

                On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of June 30, 2000. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended June 30, 2000 and 1999 was $9,606 and $9,606, respectively, and for the nine month periods ended June 30, 2000 and 1999 was $28,817 and $28,817, respectively.

                The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)     PURCHASE OF COMMON STOCK

                During the nine months ended June 30, 2000, the Company purchased 19,924 shares of its outstanding common stock at an aggregate price of $210,977. During the year ended September 30, 1999, the Company purchased 31,764 shares of its outstanding common stock at an aggregate cost of $439,030. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)     EARNINGS PER SHARE

                Basic and full dilution Earnings Per Share (EPS) for the three and nine months ended June 30, 2000 and 1999, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                                         For the Three Months Ended                     For the Three Months Ended
                                                June 30, 2000                                  June 30, 1999
                                 --------------------------------------------     -----------------------------------------
                                                     Shares                                        Shares
                                    Income          (Denomi-        Per-Share       Income        (Denomi-        Per-Share
                                  (Numerator)        nator)          Amount       (Numerator)      nator)          Amount
                                 -------------     ----------      ----------     ------------   ----------      ----------

Basic EPS                         $  105,742          501,003       $    .21       $   63,331       517,772       $    .12
Effect of Dilutive
 Securities-Options                     -                -              -                -             -              -
                                  ----------       ----------       --------       ----------    ----------       --------

Diluted EPS                       $  105,742          501,003       $    .21       $   63,331       517,772       $    .12
                                  ==========       ==========       ========       ==========    ==========       ========

                                          For the Nine Months Ended                     For the Nine Months Ended
                                                June 30, 2000                                  June 30, 1999
                                 --------------------------------------------     ----------------------------------------
                                                     Shares                                        Shares
                                    Income          (Denomi-        Per-Share       Income        (Denomi-       Per-Share
                                  (Numerator)        nator)          Amount       (Numerator)      nator)          Amount
                                 -------------     ----------      ----------     ------------   ----------      ---------

Basic EPS                         $  267,867          510,288       $    .52       $  158,771       535,213      $     .30
Effect of Dilutive
 Securities-Options                     -                -              -                -            1,832           -
                                  ----------       ----------       --------       ----------    ----------      ---------

Diluted EPS                       $  267,867          510,288       $    .52       $  158,771       537,045      $     .30
                                  ==========       ==========       ========       ==========    ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FINANCIAL CONDITION

                ASSETS. Total assets increased $3.1 million, or 4.8%, from $65.1 million at September 30, 1999 to $68.2 million at June 30, 2000. The increase consisted primarily of increases in cash and cash equivalents of $.3 million and loans receivable of $4.0 million, partially offset by declines in mortgage-backed securities (held to maturity and available for sale) of $.6 million and investment securities (held to maturity and available for sale) of $.5 million.

                CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $253,228, or 26.9%, from $940,751 at September 30, 1999 to $1,193,979 at June
30, 2000. The increase resulted from net cash flows provided by operating activities of $421,632 and from financing activities of $2,789,109, offset by net cash flows used for investing activities of $2,957,513.

                INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $.5 million, or 16.1%, from $3.1 million at September 30, 1999 to $2.6 million at June 30, 2000. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities and in certificates of deposit in other insured financial institutions (in amounts up to $99,000 at any one institution). The decrease resulted from maturities of investment securities during the period of $.8 million, with $.3 million of corresponding reinvestments of the proceeds.

                LOANS RECEIVABLE. Loans receivable increased $4.0 million, or 8.0%, from $49.7 million at September 30, 1999 to $53.7 million at June 30, 2000. The majority of the increase is attributed to mortgage loan originations.

                The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $50.9 million, or 93.2%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $3.7 million, or 6.8%, of total gross loans outstanding at June 30, 2000.

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

                ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans decreased slightly from .6% of loans outstanding at September 30, 1999 to .5% of loans outstanding at June 30, 2000. The dollar amount of the allowance totaled $290,822 at June 30, 2000 as compared to $292,500 at September 30, 1999.

                Charge-off activity for the nine months ended June 30, 2000 and 1999, totaled $18,178 and $12,141, respectively. Recoveries totaled $-0- and $-0- for the nine months ended June 30, 2000 and 1999, respectively.

                The Company had $180,000 and $153,000 of non-accrual loans at June 30, 2000 and September 30, 1999, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

                The Company had no troubled debt restructurings during the nine month periods ended June 30, 2000 and 1999.

                MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $.6 million, or 6.6%, from $9.1 million at September 30, 1999 to $8.5 million at June 30, 2000, due to principal repayments of $.6 million.

                DEPOSITS. Deposits decreased by $.4 million, or .8%, from $47.7 million at September 30, 1999 to $47.3 million at June 30, 2000. The Company continues to offer competitive interest rates on deposits, but has elected to utilize available advances from the FHLB to meet its funding requirements, rather than to pay above market rates of interest to retain, or increase deposits.

                ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $11.3 million at June 30, 2000 as compared to $7.8 million at September 30, 1999. During the nine months ended June 30, 2000, the Company had borrowings of $12.4 million and repayments of $8.9 million.

                STOCKHOLDERS' EQUITY. Stockholders' equity totaled $9.2 million at June 30, 2000 as compared to $9.3 million at September 30, 1999. The Company's net income for the period was offset by dividends declared, the release of common stock shares to the employee benefit plans, and the purchase of treasury shares.

                RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

                Net income increased $42,411, or 67.0%, from $63,331 for the quarter ended June 30, 1999 to $105,742 for the comparable 2000 quarter. Net income per share was $.21 and $.12 for the 2000 and 1999 quarters, respectively, both basic and assuming full dilution. The increase in net income resulted from increases in net interest income of $46,455, or 10.6%, and non-interest income of $13,305, or 58.5%, offset by increases in non-interest expense of $1,688, or
 .5%, the provision for loan losses of $1,500, or 33.3%, and the provision for income taxes of $14,161, or 41.3%.

                Total interest income increased $111,897, or 10.1%, from $1,103,527 for the three months ended June 30, 1999 to $1,215,424 for the comparable 2000 period. The increase was primarily attributable to increased interest earned on loans receivable of $107,435 due to higher volumes of loans in the 2000 period as compared to the 1999 period, and from increased yields earned on the variable rate loan portfolio, such loans having been subject to increased repricing in recent months due to higher market rates of interest. Interest income on investment securities, mortgage-backed securities, and other interest-earning assets remained relatively unchanged totaling $40,686, $136,619 and $14,167, respectively, for the 2000 quarter as compared to $38,463, $136,301 and $12,246, respectively, for the 1999 quarter.

                Total interest expense increased $65,442, or 9.8%, from $666,582 for the quarter ended June 30, 1999 to $732,024 for the quarter ended June 30, 2000, such increase being primarily attributable to a higher volume of advances from the FHLB during the 2000 quarter as compared to the 1999 quarter, and to a lesser extent, due to increased yields paid on interest-bearing deposits due to higher market rates of interest.

                The Company provided $6,000 for loan losses during the 2000 quarter to correspond with the growth in the loan portfolio. This compared to a $4,500 provision for the 1999 quarter.

                The $13,305 increase in non-interest income, from $22,754 for the 1999 quarter to $36,059 for the 2000 quarter, resulted primarily from $11,112 in gains on foreclosed real estate during the 2000 quarter as compared to a $1,374 loss during the 1999 quarter. The remainder of other non-interest income consists primarily of service charges on deposit accounts, and such income remained relatively unchanged for the 2000 quarter as compared to the 1999 quarter.

                The $1,688 increase in non-interest expense, from $357,617 for the 1999 quarter to $359,305 for the comparable 2000 quarter, resulted primarily from increases in data processing expenses of $5,016 and other non-interest expenses of $7,340, partially offset by decreases in occupancy and equipment expenses of $1,508, SAIF deposit insurance premiums of $4,692, franchise taxes of $1,415, and advertising expenses of $3,620. Data processing expenses increased primarily due to increased ATM usage and from increased deposit and check processing costs associated with higher transaction volume, while the increase in other non-interest expenses was not due to any one significant factor. SAIF deposit insurance premiums decreased primarily due to a lower premium assessed on insured deposits during the 2000 quarter as compared to the 1999 quarter, while the decrease in occupancy and equipment expenses was not attributable to any one significant factor. Franchise taxes declined due to lower levels of taxable stockholders' equity on which such taxes are based, while advertising expenses decreased primarily due to less media advertising during the 2000 quarter as compared to the 1999 quarter.

                The $14,161 increase in the provision for income taxes, from $34,251 for the 1999 quarter to $48,412 for the comparable 2000 quarter, resulted from higher pretax income.

                RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

                Net income increased $109,096, or 68.7%, from $158,771 for the nine months ended June 30, 1999 to $267,867 for the nine months ended June 30, 2000. Net income per share for the 2000 nine month period totaled $.52 per share, both basic and assuming full dilution. This compared to $.30 per share, both basic and assuming full dilution for the 1999 comparable period. The increase in net income resulted from increases in net interest income of $139,346, or 11.0%, and non-interest income of $12,832, or 16.2%, and a decrease in non-interest expense of $16,116 or 1.5%, offset by increases in the provision for loan losses of $4,500, or 37.5%, and the provision for income taxes of $54,698, or 78.9%.

                Total interest income increased $225,342, or 6.9%, from $3,272,609 for the nine months ended June 30, 1999 to $3,497,951 for the comparable 2000 nine month period. The increase was primarily due to increased interest earned on loans receivable of $256,361, partially offset by decreased interest earned on mortgage-backed securities of $28,566. Interest on other interest-earning assets and investment securities decreased slightly during the 2000 nine month period as compared to the 1999 nine month period. Interest on loans receivable increased due to a higher volume of loans and from increased yields earned on the variable rate loan portfolio, such loans having repriced at higher rates during the 2000 period due to higher market rates of interest. The decrease in interest on mortgage-backed securities resulted primarily from a decrease in the average volume of these assets during the 2000 nine month period as compared to the 1999 nine month period.

                Total interest expense increased $85,996, or 4.3%, from $2,001,821 for the 1999 nine month period to $2,087,817 for the 2000 nine month period, such increase reflecting the higher volume of advances from the FHLB during the 2000 period as compared to the 1999 period, and from increased yields paid on interest-bearing deposits due to higher market rates of interest.

                The Company provided $16,500 for loan losses during the 2000 nine month period as compared to $12,000 for the 1999 nine month period to correspond with the increase in the loan portfolio.

                The $12,832 increase in non-interest income, from $78,985 for the nine months ended June 30, 1999 to $91,817 for the nine months ended June 30, 2000, resulted primarily from $9,451 of additional gains on sales of foreclosed real estate, and from an increase in other non-interest income of $13,787, offset by a decrease of $10,406 in gains on sales of other assets. Other non-interest income increased primarily due to increased service charges on deposit accounts.

                The $16,116 decrease in non-interest expense, from $1,109,677 for the 1999 nine month period to $1,093,561 for the comparable 2000 period resulted primarily from decreases in compensation and benefits of $11,367, SAIF deposit insurance premiums of $8,470, franchise taxes of $9,662, advertising expenses of $4,631, and professional services expenses of $4,940, offset by increases in data processing expenses and other non-interest expenses of $14,478 and $11,989, respectively. Compensation and benefits decreased due to lower costs associated with employee benefit plans. The decrease in SAIF deposit insurance premiums was due to both a lower rate paid on insured deposits and a decline in the volume of insured deposits during the 2000 period as compared to the 1999 period. Franchise taxes decreased due to lower levels of taxable stockholders' equity, while advertising expenses decreased primarily due to less media advertising during the 2000 period as compared to the 1999 period. Professional services expenses declined due to the timing of services rendered. The increase in data processing expenses was due to increased deposit and check processing costs and increased ATM usage, while the increase in other non-interest expenses was not attributable to any one significant factor.

                The $54,698 increase in the provision for income taxes, from $69,325 for the nine months ended June 30, 1999 to $124,023 for the nine months ended June 30, 2000 resulted from the increase in pretax income.

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

                The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 26.1% for the quarter ended June 30, 2000, as compared to 31.1% for the quarter ended September 30, 1999. At June 30, 2000, the Bank's "liquid" assets totaled approximately $10.5 million, which was $8.9 million in excess of the current OTS minimum requirement.

                The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $11.3 million at June 30, 2000.

                Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans, mortgage-backed securities, and investment securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 2000, the total approved loan commitments outstanding amounted to $.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totaled $27.9 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

                At June 30, 2000, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 2000, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 2000, the Bank's tangible capital was $8.3 million, or 12.2% of adjusted total assets, core capital was $8.3 million, or 12.2% of adjusted total assets and risk-based capital was $8.6 million, or 21.6% of adjusted risk-weighted assets, exceeding the requirements by $7.3 million, $5.6 million and $5.4 million, respectively.

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

Item 6.         Exhibits and Reports on Form 8-K

                a)      Exhibits:

                No.     Description
                -----   -------------------------------------------------------
                3.1     Certificate of Incorporation of First Federal Financial Bancorp, Inc. 1/

                3.2     Bylaws of First Federal Financial Bancorp, Inc. 1/

                27      Financial Data Schedule.

----------------------------------------

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



Date:       August 9, 2000           By:/s/    I. Vincent Rice
        -----------------------         --------------------------------------
                                               I. Vincent Rice, President


Date:       August 9, 2000           By:/s/    Jeffery W. Clark
        -----------------------         --------------------------------------
                                               Jeffery W. Clark, Comptroller