Form 10KSB40
period 2000-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2000-12-29
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2000
                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-28020

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Delaware                                 31-1456058
-------------------------------------   ----------------------------------------
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)              Identification Number)

         415 Center Street
           Ironton, Ohio                                  45638
-------------------------------------   ----------------------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

Issuer's revenues for its most recent fiscal year:  $4.7 million

As of December 27, 2000, the aggregate value of the 384,239 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 91,050 shares held by all directors and executive officers of the Registrant as a group, was approximately $4.3 million. This figure is based on the last known trade price of $11.125 per share of the Registrant's Common Stock on December 19, 2000.

Number of shares of Common Stock outstanding as of December 27, 2000: 475,289
Transitional Small Business Disclosure Format: Yes       No    X
                                                  -----      -----

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:
(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         First Federal Financial Bancorp, Inc. (the "Company") is a Delaware corporation and sole stockholder of First Federal Savings Bank of Ironton (the "Savings Bank") which converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank in June 1996. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to its employee stock ownership plan, and the balance of the net conversion proceeds retained by the Company. The business of the Company initially consists of the business of the Savings Bank. At September 30, 2000, the Company had $67.6 million in total consolidated assets, $58.3 million in total consolidated liabilities and $9.3 million in total consolidated stockholders' equity.

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

         The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on originating real estate loans secured by single-family residential properties in the local markets it serves. See "-Competition." At September 30, 2000, the total gross loan portfolio amounted to $54.2 million, or 80.2%, of total consolidated assets, of which $43.3 million, or 79.8%, were single-family residential mortgage loans, $2.4 million, or 4.5%, were multi-family residential loans, $4.4 million, or 8.1%, were commercial real estate loans and $4.1 million, or 7.6%, were comprised of other loans, including home improvement loans, automobile loans, home equity loans and loans secured by savings accounts.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed and related securities (hereinafter "mortgage-backed securities"), municipal and corporate debt securities and other short-term investments. At September 30, 2000, investment securities (both "held to maturity" as well as "available for sale") were $2.5 million, or 3.7% of total consolidated assets, and mortgage-backed securities (both "held to maturity" as well as "available for sale") were $8.3 million, or12.3% of total consolidated assets. The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits and advances from the Federal Home Loan Bank ("FHLB") and noninterest expenses. Funds are provided primarily by deposits and FHLB advances, amortization and prepayments of outstanding loans and mortgage-backed securities and other sources.

         Operating characteristics of the Company and the Savings Bank in recent years include the following:

         - PROFITABILITY. For the year ended September 30, 2000, the Company had net income of $356,000 as compared to $240,000 and $252,000 for the years ended September 30, 1999 and 1998, respectively. The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income amounted to $1.9 million, $1.7 million and $1.6 million for the years ended September 30, 2000, 1999 and 1998, respectively. The interest rate spreads were 2.32%, 2.18% and 2.04% for the years ended September 30, 2000, 1999 and 1998, respectively. Return on average assets was .53%, .37% and .41% for the years ended September 30, 2000, 1999 and 1998, respectively.

         - NON-INTEREST INCOME. Non-interest income historically has not been a source of profitability for the Company. However, in recent years, the Company has focused on increasing its market share of transaction accounts which has resulted in increased service fee income. Other non-interest income, including service fee income totaled $108,000 for the year ended September 30, 2000, as compared to $91,000 and $71,000 for the years ended September 30, 1999 and 1998, respectively.

         - NON-INTEREST EXPENSE. The Company's profitability has been enhanced by management's emphasis on operating efficiency. The Company's ratio of noninterest expense to average total consolidated assets amounted to 2.15% for the year ended September 30, 2000 and averaged 2.23% for the three years ended September 30, 2000.

         - ASSET QUALITY. Management of the Company believes that good asset quality is the key to long-term financial strength and, as a result, the Company's investments are intended to maintain asset quality and control credit risk. In accordance with this approach, the Company has predominantly emphasized single-family residential real estate loans, which comprised 79.8% of total loans receivable at September 30, 2000. As of such date, total non-performing assets constituted $221,000, or .33% of total consolidated assets.

         - STRONG CAPITAL POSITION. At September 30, 2000, the Company had total stockholders' equity of $9.3 million. The Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.1%, 12.1% and 21.2%, respectively, as compared to the minimum requirements of 1.5%, 4.0% and 8.0%, respectively.

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

LENDING ACTIVITIES

         GENERAL. The Company's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Lawrence County, Ohio. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company does not originate either FHA-insured or VA-guaranteed real estate loans. The Company's single-family residential loans constituted 79.8% of the total loan portfolio at September 30, 2000. To a significantly lesser extent, the Company's loan portfolio also includes loans secured by multi-family residential properties and commercial real estate, loans secured by savings deposits, automobile loans, home improvement loans and miscellaneous other loans.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                                   September 30,
                                   ------------------------------------------------------------------------------
                                              2000                      1999                      1998
                                   --------------------------- ------------------------ -------------------------
                                      Amount          %          Amount         %         Amount          %
                                   ------------- ------------- ----------- ------------ ------------ ------------
                                                              (Dollars in Thousands)
Real estate loans:
  Single-family residential             $43,271          79.8%    $41,355         82.1%     $39,143         85.9%
  Multi-family residential                2,440           4.5       1,681          3.3        1,464          3.2
  Commercial real estate                  4,369           8.1       4,143          8.2        2,533          5.5
                                   ------------- ------------- ----------- ------------ ------------ ------------
     Total real estate loans             50,080          92.4      47,179         93.6       43,140         94.6
                                   ------------- ------------- ----------- ------------ ------------ ------------
Non-real estate loans:
  Loans secured by savings
    accounts                                701           1.3%        744          1.5          751          1.7
  Home improvement                          290            .5         211           .4          120           .2
  Automobile                                973           1.8         798          1.6          525          1.2
  Other(1)                                2,176           4.0       1,489          2.9        1,054          2.3
                                   ------------- ------------- ----------- ------------ ------------ ------------
         Total other loans                4,140           7.6       3,242          6.4        2,450          5.4
                                   ------------- ------------- ----------- ------------ ------------ ------------
         Total loans                     54,220         100.0%     50,421        100.0%      45,590        100.0%
                                   ============= ============= =========== ============ ============ ============
Less:
  Unearned interest                        (255)                     (206)                     (154)
  Loans in process                         (115)                     (108)                     (448)
  Deferred loan fees                       (136)                     (112)                      (57)
  Allowance for loan losses                (297)                     (292)                     (288)
                                   -------------               -----------              ------------
       Net loans                        $53,417                   $49,703                   $44,643
                                   =============               ===========              ============

----------------------

(1)      Comprised primarily of unsecured consumer loans and home equity loans.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                                            Due 1-3 years  Due 3-5 years  Due 5-10 years  Due 10-15 years   Due 15 years
                                Due 1 year     after           after          after            after       and more after
                                  or less     9/30/00         9/30/00        9/30/00          9/30/00         9/30/00      Total
                                ----------  ------------- --------------- --------------- ---------------- -------------- ----------
                                                                           (In Thousands)
Single-family residential         $2,390         $3,023          $3,271           $7,752         $14,202          $13,195   $43,833
Multi-family residential              42             94             112              377             324            1,491     2,440
Commercial real estate               112            250             287            1,800             738            1,182     4,369
Non-real estate                    1,608          1,130             541              299              --               --     3,578
                                ----------  ------------- --------------- --------------- ---------------- -------------- ----------
    Total                         $4,152         $4,497          $4,211          $10,228         $15,264          $15,868   $54,220
                                ==========  ============= =============== =============== ================ ============== ==========


         The following shows for the total loans due after one year from September 30, 2000 the type and amount which have fixed interest rates and those which have adjustable interest rates.


                                                 Fixed                  Floating or
                                                 Rates               Adjustable-Rates                Total
                                         ----------------------- -------------------------- ------------------------
                                                                       (In Thousands)

Real estate loans:
  Single-family residential                             $14,255                    $27,188                  $41,443
  Multi-family residential                                  117                      2,281                    2,398
  Commercial real estate                                  1,338                      2,919                    4,257
                                         ----------------------- -------------------------- ------------------------
    Total real estate loans                              15,710                     32,388                   48,098
                                         ----------------------- -------------------------- ------------------------
Non-real estate loans:
  Loan secured by savings
    accounts                                                 --                         --                       --
  Home improvement                                          198                         --                      198
  Automobile                                                667                         --                      667
  Other(1)                                                1,005                        100                    1,105
                                         ----------------------- -------------------------- ------------------------
    Total other loans                                     1,870                        100                    1,970
                                         ----------------------- -------------------------- ------------------------
        Total loans                                     $17,580                    $32,488                  $50,068
                                         ======================= ========================== ========================

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


                                                    Year Ended September 30,
                                             ----------------------------------------
                                                2000         1999          1998
                                             ------------ ------------ --------------
                                                        (In Thousands)
Loan originations:
  Single-family residential                       $9,048      $11,116        $10,512
  Multi-family residential                         1,422           58          1,355
  Commercial real estate                             570        4,538            707
  Non-real estate                                  2,568        1,776          1,568
                                             ------------ ------------ --------------
    Total loans originated                        13,608       17,488         14,142
  Loan principal reductions                       (8,001)      (9,235)        (6,747)
                                             ------------ ------------ --------------
    Net increase (decrease)
     before other items                            5,607        8,253          7,395

Decrease due to other
  items, net                                      (1,893)      (3,193)        (1,778)
                                             ------------ ------------ --------------
Net increase in loan portfolio                    $3,714     $  5,060       $  5,617
                                             ============ ============ ==============


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

         Applications for residential mortgage loans are required to be approved by either the Loan Committee of the Board of Directors, which is comprised of at least three directors (for loans of more than $50,000) or a majority of the Board of Directors. The Company's President has authority to approve residential mortgage loans of $50,000 or less and consumer loans in amounts of up to $30,000 (on a secured basis) and $25,000 (on an unsecured basis) provided that the Company's underwriting requirements are otherwise satisfied. The two branch managers have authority to approve consumer loans in amounts of up to $12,500 each or $25,000 together (on a secured basis) and $5,000 each or $10,000 together (on an unsecured basis) provided that the Company's underwriting requirements are otherwise satisfied.

         Most of the Company's single-family residential mortgage loans are originated for up to 80% of the lesser of the purchase price or appraised value (although the Company will originate such loans for up to a lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property) for terms of up to 20 years and 30 years for fixed-rate and adjustable-rate loans, respectively. The Company will originate multi-family residential loans up to 80% of the value of the security property for terms of up to 20 years and commercial real estate loans for up to 70% of the appraised value for terms of up to 20 years. Share loans are originated in an amount up to 95% of the savings account balance at 2% over the rate paid on the account. Automobile loans are for up to five years for new cars and shorter terms for loans on used cars.

         Under applicable federal regulations, the permissible amount of loans to one borrower may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2000, the Company's five largest loans or groups of loans to one borrower, including related entities, ranged from an aggregate of $324,000 to $945,000 and the Company's loans-to-one-borrower limit was $1.2 million at such date. All of such loans were performing as of September 30, 2000.

         SINGLE-FAMILY RESIDENTIAL LOANS. The Company's single-family residential mortgage loans consist almost exclusively of conventional loans. The Company originates solely for portfolio retention and has never sold any loans originated. The single-family residential mortgage loans offered by the Company currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans have maturities of up to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At September 30, 2000, $14.9 million, or 34.4%, of the Company's single-family residential mortgage loans were fixed-rate loans.

         The adjustable-rate loans currently offered by the Company have maturities which range up to 30 years, with interest rates which adjust every year in accordance with a Federal Housing Finance Board index of national contract averages of single-family loans closed in the prior month, plus a margin. The margin established by the Company may be more or less than the Federal Housing Finance Board index rate. The Company's adjustable-rate residential loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date and 5% over the life of the loan. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be fully amortized by the end of the loan term and, thus, do not permit so-called negative amortization. With the decline in market rates of interest over the past few years, the Company's customers have shown a preference for adjustable-rate loans. Originations of adjustable-rate residential loans constituted 48.5%, 46.0% and 58.3% of total origination of single-family residential loans during the years ended September 30, 2000, 1999 and 1998, respectively. At September 30, 2000, $28.4 million or 65.6% of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

         The Company currently will lend up to the lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property. Most loans are made for up to 80% of the lesser of the purchase price or appraised value. Beginning in May 1994, however, the Company initiated a "First Time Homebuyer's Program," which has been popular with customers, pursuant to which it will lend up to the lesser of 90% of the purchase price or the appraised value of the property and offer an interest rate which is .25% below its quoted rate. A prospective borrower must otherwise meet the Company's underwriting standards. The Company requires either private mortgage insurance or sufficient funds on deposit in a savings account with the Company on any loans which are originated with a loan-to-value ratio of greater than 80%, with the exception of "First Time Homebuyer's Program" loans. The Company's "First Time Homebuyer's Program" contributed 15.0%, 15.6% and 23.9% of total residential originations during fiscal 1998, 1999 and 2000.

         The Company began offering home equity loans secured by the underlying equity in the borrower's home to those borrowers with whom it has a first mortgage loan in April 1996. Such home equity loans are amortizing loans with a maximum term of 20 years. The Company's home equity loans require combined loan-to-value ratios of 95% or less, depending on the borrowers debt to income ratio.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. At September 30, 2000, the Company's multi-family residential loan portfolio was comprised of ten loans, all of which are secured by apartment buildings, which contain between 5 and 37 units. The Company will originate loans up to 80% of the value of the security property for terms of up to 20 years. At September 30, 2000, the Company had $2.4 million, or 4.5% of the total loan portfolio, invested in multi-family residential loans.

         At September 30, 2000, the Company's commercial real estate portfolio was comprised of 45 loans, with principal balances of up to $945,000. The properties which secure such loans are primarily local facilities and include land and improved land, a warehouse, churches, a multi-purpose building, and various other small commercial facilities. The Company will originate loans for up to 70% of the appraised value for terms of up to 20 years. At September 30, 2000, the Company's commercial real estate loan portfolio amounted to $4.4 million or 8.1% of the total loan portfolio.

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

         NON-REAL ESTATE LOANS. At September 30, 2000, the Company had $701,000 or 1.3% of the total loan portfolio, invested in loans secured by savings accounts. The Company will originate such loans in an amount up to 95% of the account balance at 2% over the rate paid on the account. In addition, as of such date, the Company had $973,000, or 1.8% of the total loan portfolio, invested in new and used automobile loans, which are fixed-rate loans with terms ranging up to five years in the case of loans on new cars and shorter terms for loans on used cars; $290,000, or .5% of the total loan portfolio, invested in home improvement loans and $2,176,000 or 4.0% of the total loan portfolio, invested in other miscellaneous loans, primarily small, short-term unsecured loans to customers and home equity loans.

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


                                                                September 30,
                                           ---------------------------------------------------------
                                                  2000                1999               1998
                                           ------------------- ------------------- -----------------
                                                            (Dollars in Thousands)
Non-accruing loans:
  Single-family residential                              $206               $ 153              $125
                                           ------------------- ------------------- -----------------
      Total non-accruing loans                            206                 153               125
                                           ------------------- ------------------- -----------------

Accruing loans greater than
  90 days delinquent                                       15                  21                --
                                           ------------------- ------------------- -----------------
      Total non-performing loans(1)                       221                 174               125
                                           ------------------- ------------------- -----------------
Real estate owned(1)                                       --                  45                11
                                           ------------------- ------------------- -----------------
    Total non-performing assets                          $221               $ 219              $136
                                           =================== =================== =================
    Total non-performing loans
      as a percentage of total loans                    0.41%               0.30%             0.27%
                                           =================== =================== =================

    Total non-performing assets
      as a percentage of total assets                   0.33%               0.34%             0.22%
                                           =================== =================== =================

-----------------

(1) At September 30, 2000, non-accruing single family residential loans consist of five loans with balances ranging from $34,000 to $51,000, as compared to five loans with balances ranging from $23,000 to $50,000 at September 30, 1999. Accruing loans greater than 90 days delinquent at September 30, 2000 consist of five installment loans, the largest of which was $4,700, as compared to four installment loans at September 30, 1999, the largest of which was $9,500. Management does not expect any material losses to be sustained as a result of these non-accrual loans.

         For the years ended September 30, 2000 and 1999, gross interest income which would have been recorded had the loans accounted for on a non-accrual basis been current in accordance with their original terms amounted to $10,778 and $4,401, respectively. For the years ended September 30, 2000 and 1999, $7,086 and $3,455 were included in interest income for these same loans prior to the time they were placed on non-accrual status.

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

                                                                     Year Ended
                                                                    September 30,
                                             ------------------------------------------------------------
                                                    2000                1999                 1998
                                             ------------------- -------------------- -------------------
                                                               (Dollars in Thousands)
Balance at beginning of period                             $292                $ 288                $287
                                             ------------------- -------------------- -------------------
Charge-offs:
 Single-family residential                                 (20)                  (9)                 (6)
 Consumer and other                                         (4)                  (3)                 (5)

Recoveries:
 Single-family residential                                    6                   --                  --
 Consumer and other                                          --                   --                  --
                                             ------------------- -------------------- -------------------

 Net (charge-offs) recoveries                              (18)                 (12)                (11)

 Provision for loan losses                                   23                   16                  12
                                             ------------------- -------------------- -------------------

Balance at end of period                                   $297                $ 292                $288
                                             =================== ==================== ===================

Allowance for loan losses
  as a percent of total
  loans outstanding                                       0.55%                0.59%               0.64%
                                             =================== ==================== ===================
Ratio of net charge-offs
  to average loans outstanding                            0.03%                0.02%               0.03%
                                             =================== ==================== ===================


         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                         September 30,
                                     ---------------------------------------------------------------------------------------
                                                2000                          1999                         1998
                                     ---------------------------- ----------------------------- ----------------------------
                                                   Percent of                    Percent of                    Percent of
                                                 Loans to Total                Loans to Total                   Loans to
                                       Amount         Loans         Amount          Loans          Amount      Total Loans
                                     ----------- ---------------- ------------ ---------------- ------------- --------------
                                                                     (Dollars in Thousands)
Single-family residential                  $237             79.8%        $240             82.1%         $247           85.9%
Multi-family residential                     13              4.5           10              3.3             9            3.1
Commercial real estate                       24              8.1           24              8.2            16            5.6
Other loans                                  23              7.6           18              6.4            16            5.6
                                     ----------- ---------------- ------------ ---------------- ------------- --------------
   Total                                   $297            100.0%        $292            100.0%         $288          100.0%
                                     =========== ================ ============ ================ ============= ==============

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

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. At September 30, 2000, the Company had an aggregate of $3.3 million, or 39.8% of total mortgage-backed securities (held to maturity and available for sale), invested in GNMA, FNMA and FHLMC certificates and, as of such date, the Company had $5.0 million, or 60.2% of total mortgage-backed securities, invested in eight collateralized mortgage obligations ("CMOs").

         In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The Company's CMO's were issued by the GNMA and FNMA and are performing in accordance with their terms. As of September 30, 2000, the Company did not own any mortgage-related securities designated as "high-risk mortgage securities" under OTS pronouncements.

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

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At September 30, 2000, none of the Company's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

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

         The following table sets forth the composition of the Company's mortgage-backed securities held to maturity at the dates indicated.


                                                                        September 30,
                                                ---------------------------------------------------------------
                                                       2000                  1999                 1998
                                                -------------------- --------------------- --------------------
                                                                    (Dollars in Thousands)
     GNMA certificates                                       $   17                $   18               $   19
     FNMA certificates                                          808                 1,013                1,405
     FHLMC certificates                                       1,371                 1,703                2,107
     Collateralized mortgage
      obligations                                             1,577                 1,584                1,593
                                                -------------------- --------------------- --------------------
         Total mortgage-backed
           securities held to maturity                        3,773                 4,318                5,124

     Unamortized premiums                                       108                   131                  155
     Unearned discounts                                          (4)                   (6)                 (10)
                                                -------------------- --------------------- --------------------
         Net mortgage-backed securities
           held to maturity                                  $3,877                $4,443               $5,269
                                                ==================== ===================== ====================

     Weighted average interest rate                            6.25%                 6.31%                6.66%
                                                ==================== ===================== ====================


         The following table sets forth the composition of the Company's mortgage-backed securities available for sale at the dates indicated.


                                                                    September 30,
                                           ----------------------------------------------------------------
                                                   2000                 1999                  1998
                                           --------------------- -------------------- ---------------------
                                                               (Dollars in Thousands)
GNMA certificates                                        $  375               $  445                $  613
FNMA certificates                                           400                  461                   571
FHLMC certificates                                          268                  318                   445
Collateralized mortgage
 obligations                                              3,645                3,644                 3,983
                                           --------------------- -------------------- ---------------------
    Total mortgage-backed
      securities available for sale                       4,688                4,868                 5,612

Unamortized premiums                                         31                   37                    41
Unearned discounts                                         (113)                (121)                 (133)
Unrealized holding gain (loss)
  on mortgage-backed securities
  available for sale                                       (195)                 (81)                   98
                                           --------------------- -------------------- ---------------------
    Net mortgage-backed securities
      available for sale                                 $4,411               $4,703                $5,618
                                           ===================== ==================== =====================

Weighted average interest rate                            5.82%                5.85%                 6.46%
                                           ===================== ==================== =====================


         The following table sets forth the activity in the Company's aggregate mortgage-backed securities portfolio (held to maturity and available for sale) during the periods indicated.

                                                                    At or For the Year Ended
                                                                         September 30,
                                                -----------------------------------------------------------------
                                                        2000                  1999                  1998
                                                --------------------- ---------------------- --------------------
                                                                         (In Thousands)
Mortgage-backed securities at
  beginning of period                                        $ 9,146               $ 10,887               $7,826
Purchases                                                      --                     --                   4,375
Repayments                                                      (720)                (1,549)              (1,357)
Sales                                                          --                     --                   --
Accretion and amortization, net                                  (24)                   (13)                 (23)
Net change in unrealized holding
  gain on available for sale securities                         (114)                  (179)                  66
                                                --------------------- ---------------------- --------------------

Mortgage-backed securities at
  end of period                                               $8,288               $  9,146              $10,887
                                                ===================== ====================== ====================

         At September 30, 2000, the weighted average contractual maturity of the Company's aggregate mortgage-backed securities (held to maturity and available for sale) was approximately 23 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

         INVESTMENT SECURITIES. The following table sets forth certain information relating to the Company's investment securities held to maturity at the dates indicated.

                                                                     September 30,
                                         -------------------------------------------------------------------
                                                 2000                   1999                   1998
                                         ---------------------- ---------------------- ---------------------
                                                                   (In Thousands)
U.S. Government agency
  securities                                             $ 491                  $ 495                 $ 849
Municipal bonds                                          1,089                  1,091                 1,473
Certificates of deposit                                     --                    190                   483
FHLB stock                                                 599                    541                   505
                                         ---------------------- ---------------------- ---------------------
     Total                                              $2,179                 $2,317                $3,310
                                         ====================== ====================== =====================

         The following table sets forth certain information relating to the Company's investment securities available for sale at the dates indicated.


                                                                    September 30,
                                        ----------------------------------------------------------------------
                                                 2000                    1999                   1998
                                        ----------------------- ----------------------- ----------------------
                                                                            (In Thousands)
U.S. Government agency securities                         $350                    $800                   $600
  Total investment
   securities available
   for sale                                                350                     800                    600
Unrealized holding gain  (loss) on
investment securities available for
sale                                                        (4)                     (9)                    10
                                        ----------------------- ----------------------- ----------------------
Net investment securities
 available for sale                                       $346                    $791                   $610
                                        ======================= ======================= ======================

         The following table sets forth certain information regarding the maturities of the Company's investment securities at September 30, 2000.


                                                           Contractually Maturing
                         --------------------------------------------------------------------------------------------
                                    Weighted               Weighted                Weighted               Weighted
                         Under 1    Average                Average                 Average     Over 10    Average
                           Year       Yield     1-5 Years    Yield     6-10 Years    Yield       Years      Yield
                         ---------- ----------- ---------- ----------- ----------- ----------- ---------- -----------
                                                           (Dollars in Thousands)
U.S. Government
  agency securities            $--         --%     $  591        7.00%       $246        6.97%     $  --          --%
Municipal bonds                 --         --         894        5.23         195        4.88         --          --
FHLB stock                      --         --          --          --          --          --        599        7.50
      Total                    $--         --%     $1,485        5.94%       $441        6.05%     $ 599        7.50%
                         ========== =========== ========== =========== =========== =========== ========== ===========


         The Company's investment securities are classified as either held to maturity or available for sale at the time of purchase, in accordance with Generally Accepted Accounting Principles.

SOURCES OF FUNDS

         GENERAL. The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through its main and branch offices. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, from maturing investment securities and from advances from the FHLB of Cincinnati. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Company uses borrowings to supplement its deposits as a source of funds.

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


                                                                        September 30,
                                ----------------------------------------------------------------------------------------------
                                             2000                           1999                           1998
                                ------------------------------- ----------------------------- --------------------------------
                                    Amount        Percentage        Amount       Percentage        Amount        Percentage
                                -------------- ---------------- ------------- --------------- --------------- ----------------
                                                                   (Dollars in Thousands)
Certificate accounts:
  2.00 - 4.00%                        $    --               --%      $   531             1.1%        $   290               .7%
  4.01 - 6.00%                          4,986             10.8        25,950            54.4          20,307             44.7
  6.01 - 8.00%                         30,884             66.6         9,787            20.5          14,514             31.9
                                -------------- ---------------- ------------- --------------- --------------- ----------------

Total certificate accounts             35,870             77.4        36,268            76.0          35,111             77.3
                                -------------- ---------------- ------------- --------------- --------------- ----------------

Transaction accounts:
  Passbook accounts                     8,343             18.0         9,258            19.4           8,797             19.4
  Christmas Club                           89               .2           103              .2              98               .2
  Demand accounts                       2,064              4.4         2,114             4.4           1,431              3.1
                                -------------- ---------------- ------------- --------------- --------------- ----------------
Total transaction accounts             10,496             22.6        11,475            24.0          10,326             22.7
                                -------------- ---------------- ------------- --------------- --------------- ----------------

Total deposits                        $46,366            100.0%      $47,743           100.0%        $45,437            100.0%
                                ============== ================ ============= =============== =============== ================

         The following table sets forth the savings activities of the Company during the periods indicated.


                                                                  Year Ended
                                                                 September 30,
                                            -------------------------------------------------------
                                                   2000               1999              1998
                                            ------------------- ----------------- -----------------
                                                                (In Thousands)
Deposits                                              $ 51,560          $ 46,336          $ 37,946
Withdrawals                                            (54,304)          (45,805)          (39,377)
                                                                ----------------- -----------------
  Net increase (decrease)
    before interest credited                            (3,144)              531            (1,431)
Interest credited                                        1,767             1,775             1,875
                                            ------------------- ----------------- -----------------
  Net increase (decrease) in
    deposits                                          $(1,377)          $  2,306           $   444
                                            =================== ================= =================

         The following table shows the contractual interest rate and maturity information for the Company's certificates of deposit at September 30, 2000.


                                                               Maturity Date
                         -------------------------------------------------------------------------------------------
                              One Year             Over               Over               Over
                               or Less           1-2 Years          2-3 Years           3 Years           Total
                         ------------------ ------------------ ------------------ ------------------ ---------------
                                                               (In Thousands)
 2.00 -  4.00%                     $    --             $   --             $   --               $ --         $    --
 4.01 -  6.00%                         765              3,835                374                 12           4,986
 6.01 -  8.00%                      25,176              3,511              1,546                651          30,884
                         ------------------ ------------------ ------------------ ------------------ ---------------
   Total                           $25,941             $7,346             $1,920               $663         $35,870
                         ================== ================== ================== ================== ===============

         The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 2000. The Company does not use brokered deposits and the substantial majority of all funds are from within the local market area.



                     Certificates of deposit maturing
                            in quarter ending:
         ---------------------------------------------------------- ---------------------------
                                                                           (In Thousands)
                     December 31, 2000                                                  $1,267
                     March 31, 2001                                                        617
                     June 30, 2001                                                         937
                     September 30, 2001                                                    886
                     After September 30, 2001                                            1,298
                                                                    ---------------------------

           Total certificates of deposit with
             balances of $100,000 or more                                               $5,005
                                                                    ===========================


         BORROWINGS. The Company may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2000, the Company had $11.7 million in outstanding advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of the Company's FHLB advances during the periods indicated.


                                                                      Year Ended
                                                                     September 30,
                                      --------------------------------------------------------------------
                                                 2000                     1999                1998
                                      --------------------------- --------------------- ------------------
                                                            (Dollars in Thousands)
Maximum balance                                          $11,746                $7,846             $7,004
Average balance                                           10,056                 7,123              6,296
Year end balance                                          11,690                 7,846              7,004
Weighted average
  interest rate:
    At end of year                                          6.31%                 5.33%              5.34%
    During the year                                         6.07                  5.18               5.43

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

REGULATION

         SET FORTH BELOW IS A BRIEF DESCRIPTION OF THOSE LAWS AND REGULATIONS WHICH, TOGETHER WITH THE DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, ARE DEEMED MATERIAL TO AN INVESTOR'S UNDERSTANDING OF THE EXTENT TO WHICH THE COMPANY AND THE SAVINGS BANK ARE REGULATED. THE DESCRIPTION OF THE LAWS AND REGULATIONS HEREUNDER, AS WELL AS DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO APPLICABLE LAWS AND REGULATIONS. CERTAIN FEDERAL BANKING LAWS HAVE BEEN RECENTLY AMENDED. SEE "REGULATION-THE COMPANY-FINANCIAL MODERNIZATION."

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

         ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "- The Savings Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Savings Bank - Qualified Thrift Lender Test."

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2000, the Savings Bank was in compliance with the above restrictions.

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

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally ranged from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members paid 6.4 basis points to fund the FICO, while BIF member institutions paid about 1.3 basis points. The Savings Bank's insurance premiums, which amounted to 23 basis points were reduced to 6.4 basis points, effective January 1, 1997.

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

         At September 30, 2000, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 2000, the Savings Bank's liquidity ratio was 24.7%.

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

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. Under the Gramm-Leach-Bliley Act, more fully described under "Regulation-The Company- Financial Modernization," the Savings Bank will be subject to examination under the CRA not more frequently than once every 60 months where it receives the highest CRA rating and not more frequently than once every 48 months where its CRA rating is satisfactory. The Savings Bank received a "satisfactory" rating as a result of its most recent evaluation.

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

         The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At September 30, 2000, approximately 91% of the Savings Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Savings Bank under the QTI Test in effect at that time.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2000, the Savings Bank had $11.7 million in FHLB advances.

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 2000, the Savings Bank had $598,800 in FHLB stock, which was in compliance with this requirement.

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

         FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 2000, the Savings Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         At December 31, 1999, the federal income tax reserves of the Savings Bank included $1.3 million for which no federal income tax has been provided. All of this amount is attributable to pre-1987 bad debt reserves.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 2000, the Savings Bank had no NOL carryforwards for federal income tax purposes.

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

         The Savings Bank's federal income tax returns for the tax years ended December 31, 1997 forward are open under the statute of limitations and are subject to review by the IRS.

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

         The Company will be subject to an Ohio franchise tax only to the extent it is determined to be doing business in Ohio. The Company, a Delaware corporation, does not expect to transact business in Ohio. To the extent that the Ohio franchise tax is determined to apply to the Company, the tax is computed based on the greater of a Company's tax liability as determined under separate net worth and net income computations. The Company would exclude its investment in the Savings Bank in determining its tax liability under the net worth computation. The tax liability under the net worth computation will be computed at 0.414% of the Company's net taxable value. The tax liability under the net income method would be computed at a graduated rate not exceeding 8.72% of the Company's Ohio taxable income.

         The Savings Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.3% for the 2000 return, which is based on net worth as of December 31, 2000.

         The Savings Bank's state franchise tax returns for the tax years ended December 31, 1997 forward are open under the statute of limitations and are subject to review by state taxing authorities.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's principal executive office is located at 415 Center Street, Ironton, Ohio 45638. The following table sets forth certain information with respect to the offices and other properties of the Savings Bank at September 30, 2000.

                                                                                  Net Book Value
                 Description/Address                        Leased/Owned           of Property          Deposits
------------------------------------------------------- ---------------------- --------------------- ----------------
                                                                                          (In Thousands)

MAIN OFFICE(1)
-----------
415 Center Street                                              Owned                  $953                $35,001
Ironton, Ohio  45638

BRANCH OFFICE(2):
-------------
201 State Street                                               Owned                  $758                $11,365
Proctorville, Ohio  45669

-------------
(1) Drive-through facility expansion completed in October 1997. Located at the corner of 5th and Railroad Streets.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 42 and 43 of the Company's 2000 Annual Report to Stockholders ("Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 3 to 13 of the Company's 2000 Annual Report.

ITEM 7. FINANCIAL STATEMENTS.

         The information required herein is incorporated by reference from pages 2, and 14 to 40 of the Company's 2000 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required herein is incorporated by reference from pages 2 to 7, and 10 of the Company's Proxy Statement dated December 18, 2000 ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 10 to 15 of the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 7 to 10 of the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from pages 15 and 16 of the Company's Proxy Statement.

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a) Document filed as part of this Report.

                  (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2000 Annual Report.

         Independent Auditor's Report.

         Consolidated Balance Sheets as of September 30, 2000 and 1999.

         Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

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

No.                                                         Description
---------- -------------------------------------------------------------------------------------------------------------
3.1        Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/
3.2        Bylaws of First Federal Financial Bancorp, Inc.1/
4          Stock Certificate of First Federal Financial Bancorp, Inc.1/
10.1       Employment Agreement among First Federal Financial Bancorp, Inc., First Federal Savings Bank of Ironton and
           I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark)*/2/
10.2       Stock Option Plan*/2/
10.3       Recognition and Retention Plan and Trust*/2/
10.4       Employment Agreement among First Federal Financial Bancorp, Inc., First Federal Savings Bank of Ironton and
           I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark) *//3/
13         2000 Annual Report to Stockholders specified portion (p. 2 to 40, and 42 and 43) of the Registrant's Annual
           Report to Stockholders for the year ended September 30, 2000.
21         Subsidiaries of the Registrant - Reference is made to Item 1.  "Business" for the Required information
27         Financial Data Schedule

--------------

1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 26, 1996, as amended.

2/ Incorporated by reference from the Form 10-KSB for the fiscal year ended September 30, 1996 filed by the Registrant with the SEC on December 26, 1996.

3/ Incorporated by reference from the Form 10-KSB for the fiscal year ended September 30, 1999 filed by the Registrant with the SEC on December 29, 1999.

*/ Management contract or compensatory plan or arrangement.

                  (3)(b)  Reports filed on Form 8-K.

 None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST FEDERAL FINANCIAL BANCORP, INC.



                                       By:  /s/ I. Vincent Rice
                                            ---------------------------------
                                            I. Vincent Rice
                                            President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ I. Vincent Rice                            December 29, 2000
----------------------------------------
I. Vincent Rice
President (Principal Executive Officer)


/s/ Jeffery W. Clark                           December 29, 2000
----------------------------------------
Jeffery W. Clark
Comptroller (Principal Financial and
Accounting Officer)



/s/ Thomas D. Phillips                         December 29, 2000
----------------------------------------
Thomas D. Phillips
Chairman


/s/ Edith M. Daniels                           December 29, 2000
----------------------------------------
Edith M. Daniels
Corporate Secretary and Director

/s/ Edward R. Rambacher                        December 29, 2000
----------------------------------------
Edward R. Rambacher
Director


/s/ Steven C. Milleson                         December 29, 2000
----------------------------------------
Steven C. Milleson
Director


/s/ William P. Payne                           December 29, 2000
----------------------------------------
William P. Payne
Director