Form 10QSB
period 2000-12-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2001-02-02
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                               ----------------------


                                       OR

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

                         COMMISSION FILE NUMBER 0-28020
                                                ---------------


                      FIRST FEDERAL FINANCIAL BANCORP, INC.
     -----------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    31-1456058
-------------------------------                 -----------------------
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                     415 CENTER STREET, IRONTON, OHIO 45638
               ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (740) 532-6845
                            -------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         AS OF JANUARY 31, 2001, THERE WERE ISSUED AND OUTSTANDING 470,879 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


YES         NO   X
    -----      -----

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets (as of December 31,
                2000 (unaudited) and September 30, 2000)...................   3

                Consolidated Statements of Income (for the three
                months ended December 31, 2000 (unaudited)
                and 1999 (unaudited))......................................   4

                Consolidated Statements of Changes in Stockholders' Equity
                (for the three months ended December 31, 2000 (unaudited)
                and the year ended September 30, 2000).....................   5

                Consolidated Statements of Cash Flows (for the three
                months ended December 31, 2000 (unaudited)
                and 1999 (unaudited))......................................   6

                Notes to Consolidated Financial Statements.................   7-9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  10-13


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings..........................................  14
Item 2.         Changes in Securities......................................  14
Item 3.         Defaults Upon Senior Securities............................  14
Item 4.         Submission of Matters to a Vote of Security Holders........  14
Item 5.         Other Information..........................................  14
Item 6.         Exhibits and Reports on Form 8-K...........................  14

Signatures      ...........................................................  15

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,               September 30,
                                                                                       2000                       2000
                                                                                 ----------------          ------------------
                                                                                    (Unaudited)
                                                               ASSETS
  CASH AND CASH EQUIVALENTS                                                      $        898,064            $      1,209,531

  INVESTMENT SECURITIES HELD TO MATURITY                                                2,195,436                   2,178,891

  INVESTMENT SECURITIES AVAILABLE FOR SALE                                                350,000                     346,609

  LOANS RECEIVABLE                                                                     53,251,151                  53,417,289

  MORTGAGE-BACKED SECURITIES HELD TO MATURITY                                           3,784,432                   3,876,431

  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE                                         4,333,654                   4,411,254

  ACCRUED INTEREST RECEIVABLE                                                             387,616                     380,444

  FORECLOSED REAL ESTATE                                                                  -                          -

  OFFICE PROPERTIES AND EQUIPMENT                                                       1,691,217                   1,710,719

  OTHER ASSETS                                                                             44,901                      88,358
                                                                                 ----------------            ----------------

                                                                                 $     66,936,471            $     67,619,526
                                                                                 ================            ================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

  DEPOSITS                                                                       $     46,728,970            $     46,365,769

  ADVANCES FROM FEDERAL HOME LOAN BANK                                                 11,231,029                  11,690,299

  ACCRUED INCOME TAXES PAYABLE:
    Current                                                                                 9,738                      19,147
    Deferred                                                                               23,796                      23,326

  ACCRUED INTEREST PAYABLE                                                                 63,602                      64,726

  OTHER LIABILITIES                                                                       191,325                     169,977
                                                                                 ----------------            ----------------

                     Total liabilities                                                 58,248,460                  58,333,244
                                                                                 ----------------            ----------------

  STOCKHOLDERS' EQUITY:
    Common stock                                                                            4,753                       5,299
    Employee benefit plans                                                               (436,650)                   (456,009)
    Additional paid-in capital                                                          4,511,120                   5,021,867
    Retained earnings-substantially restricted                                          4,742,718                   4,846,126
    Accumulated other comprehensive loss                                                 (133,930)                   (131,001)
                                                                                 ----------------            ----------------

                     Total stockholders' equity                                         8,688,011                   9,286,282
                                                                                 ----------------            ----------------

                                                                                 $     66,936,471            $     67,619,526
                                                                                 ================            ================

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           For the Three Months Ended
                                                                                 --------------------------------------------
                                                                                    December 31,                 December 31,
                                                                                      2000                          1999
                                                                                   -----------                 --------------
                                                                                   (Unaudited)                   (Unaudited)
  INTEREST INCOME:
    Loans receivable-
      First mortgage loans                                                         $      976,038              $      863,837
      Consumer and other loans                                                             94,874                      71,206
    Mortgage-backed and related securities                                                138,454                     131,705
    Investment securities                                                                  39,745                      48,459
    Other interest-earning assets                                                          10,660                      11,186
                                                                                   --------------              --------------

                     Total interest income                                              1,259,771                   1,126,393
                                                                                   --------------              --------------

  INTEREST EXPENSE:
    Interest-bearing checking                                                               5,079                       5,868
    Passbook savings                                                                       57,662                      62,136
    Certificates of deposit                                                               555,868                     489,299
    Advances from Federal Home Loan Bank                                                  184,768                     111,585
                                                                                   --------------              --------------

                     Total interest expense                                               803,377                     668,888
                                                                                   --------------              --------------

                     Net interest income                                                  456,394                     457,505

  PROVISION FOR LOAN LOSSES                                                                 6,000                       4,500
                                                                                   --------------              --------------

                     Net interest income after provision
                      for loan losses                                                     450,394                     453,005
                                                                                   --------------              --------------

  NON-INTEREST INCOME:
    Other                                                                                  29,930                      27,523
                                                                                   --------------              --------------

                     Total non-interest income                                             29,930                      27,523
                                                                                   --------------              --------------

  NON-INTEREST EXPENSE:
    Compensation and benefits                                                             165,840                     149,716
    Occupancy and equipment                                                                38,574                      32,186
    SAIF deposit insurance premium                                                          2,436                       7,152
    Directors' fees and expenses                                                           28,124                      21,663
    Franchise taxes                                                                        32,260                      33,133
    Data processing                                                                        32,559                      30,915
    Advertising                                                                            22,008                      23,156
    Professional services                                                                  29,247                      28,073
    Other                                                                                  45,229                      45,067
                                                                                   --------------              --------------

                     Total non-interest expense                                           396,277                     371,061
                                                                                   --------------              --------------

  INCOME BEFORE PROVISION FOR INCOME TAXES                                                 84,047                     109,467

  PROVISION FOR INCOME TAXES                                                               25,170                      35,230
                                                                                   --------------              --------------

  NET INCOME                                                                       $       58,877              $       74,237
                                                                                   ==============              ==============

  EARNINGS PER SHARE:
    Basic                                                                          $          .13              $          .14
                                                                                   ==============              ==============
    Diluted                                                                        $          .13              $          .14
                                                                                   ==============              ==============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Retained       Accumulated
                                                           Employee     Additional       Earnings-         Other           Total
                                                Common      Benefit       Paid-in      Substantially   Comprehensive   Stockholders'
                                                 Stock       Plans        Capital       Restricted     Income (Loss)      Equity
                                                 -----       -----        -------       ----------     -------------      ------
BALANCES, September 30, 1999                   $  5,516   $(549,531)    $5,227,406      $4,658,872      $ (59,178)      $9,283,085

COMPREHENSIVE INCOME:
  Net income, 2000                                  -             -              -         356,112              -          356,112
  Other comprehensive loss, net of tax:
       Change in unrealized loss on invest-
           ments available for sale, net of
           tax of $39,298                           -             -              -               -        (80,319)         (80,319)
       Add reclassification adjustment              -             -              -               -          8,496            8,496
                                              ----------  ----------    ----------      ----------     -------------    ----------

TOTAL COMPREHENSIVE INCOME                          -             -              -         356,112        (71,823)         284,289

ESOP SHARES RELEASED, 4,955 shares;
  $9.40 average fair market value                   -        49,550         (2,948)              -              -           46,602

RRP SHARES AMORTIZED, 3,270 shares                  -        38,422              -               -              -           38,422

DIVIDENDS PAID ($.28 per share)                     -         5,550            134        (141,612)             -         (135,928)

PURCHASE OF 21,705 TREASURY SHARES               (217)            -       (202,725)        (27,246)             -         (230,188)
                                              ----------  ----------    ----------      ----------     -------------    ----------
BALANCES, September 30, 2000                    5,299      (456,009)     5,021,867       4,846,126       (131,001)       9,286,282

COMPREHENSIVE INCOME:
  Net income, three months ended
    December 31, 2000 (unaudited)                   -             -              -          58,877              -           58,877
  Other comprehensive loss, net of tax:
      Change in unrealized loss on invest-
        ments available for sale, net of
        tax of $1,509 (unaudited)                   -             -              -               -         (2,929)          (2,929)
                                              ----------  ----------    ----------      ----------     -------------    ----------

TOTAL COMPREHENSIVE INCOME (unaudited)              -             -              -          58,877         (2,929)          55,948

ESOP SHARES RELEASED, 1,189 shares;
  $10.52 average fair market
  value (unaudited)                                 -        11,890            615               -              -           12,505

RRP SHARES AMORTIZED, 537 shares (unaudited)        -         6,304              -               -              -            6,304

DIVIDENDS PAID ($.07 per share) (unaudited)         -         1,165         (1,370)        (29,870)             -          (30,075)

PURCHASE OF 54,603 TREASURY
 SHARES (unaudited)                              (546)            -       (509,992)       (132,415)             -         (642,953)
                                              ----------  ----------    ----------      ----------     -------------    ----------

BALANCES, December 31, 2000 (unaudited)       $ 4,753     $(436,650)    $4,511,120      $4,742,718      $(133,930)      $8,688,011
                                              ==========  ==========    ==========      ==========     =============    ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Three Months Ended
                                                                                           -------------------------------------
                                                                                           December 31,            December 31,
                                                                                               2000                    1999
                                                                                           ------------          ---------------
                                                                                            (Unaudited)            (Unaudited)

    OPERATING ACTIVITIES:
     Net income                                                                            $       58,877        $        74,237
     Adjustments to reconcile net income to net cash provided by operating activities -
     Provision for loan losses                                                                      6,000                  4,500
     Depreciation                                                                                  20,101                 18,115
     FHLB stock dividends                                                                         (11,000)                (9,500)
     Amortization and accretion, net                                                                4,568                  5,824
     ESOP compensation                                                                             12,505                 13,215
     RRP compensation                                                                               6,304                  9,605
     Change in -
      Accrued interest receivable                                                                  (7,172)                10,648
      Other assets                                                                                 43,457                 45,154
      Deferred Federal income taxes                                                                 1,979                 (1,609)
      Accrued interest payable                                                                     (1,124)                 6,105
      Accrued income taxes payable                                                                 (9,409)                10,453
      Other liabilities                                                                            21,349                  9,303
                                                                                           --------------        ---------------
                     Net cash provided by operating activities                                    146,435                196,050
                                                                                           --------------        ---------------

   INVESTING ACTIVITIES:
     Net decrease (increase) in loans                                                             160,138             (1,096,940)
     Proceeds from maturities of investment securities available for sale                          -                     200,000
     Proceeds from maturities of investment securities held to maturity                            -                     250,000
     Purchases of investment securities held to maturity                                           (5,900)              (245,560)
     Principal collected on mortgage-backed securities held to maturity                            88,554                185,318
     Principal collected on mortgage-backed securities available for sale                          69,002                 65,003
     Purchases of office properties and equipment                                                    (599)               (18,005)
                                                                                           --------------        ---------------
                     Net cash provided by (used for) investing activities                         311,195               (660,184)
                                                                                           --------------        ---------------

   FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                          363,201               (417,506)
     Dividends paid                                                                               (30,075)               (34,892)
     Proceeds from FHLB advances                                                                   -                   6,475,000
     Repayments of FHLB advances                                                                 (459,270)            (5,384,214)
     Purchase of treasury stock                                                                  (642,953)               (21,300)
                                                                                           --------------        ----------------
                     Net cash provided by (used for) financing activities                        (769,097)               617,088
                                                                                           --------------        ---------------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (311,467)               152,954

   CASH AND CASH EQUIVALENTS, beginning of period                                               1,209,531                940,751
                                                                                           --------------        ---------------

   CASH AND CASH EQUIVALENTS, end of period                                                $      898,064        $     1,093,705
                                                                                           ==============        ===============

   NONCASH INVESTING ACTIVITIES:
     Change in unrealized holding loss on investment securities available for sale         $       (4,438)       $       (72,212)

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Federal income taxes paid                                                                     32,600                 26,386
     Interest paid                                                                                804,501                662,783

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

         The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2000.

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

        PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements at December 31, 2000 and September 30, 2000, and for the three months ended December 31, 2000 and 1999, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)     COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

         The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three month periods ended December 31, 2000 and 1999 was $12,505 and $13,215, respectively.

(4)     STOCK OPTION PLAN

         On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of December 31, 2000. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through December 31, 2000.

(5)     RECOGNITION AND RETENTION PLAN AND TRUST

         On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of December 31, 2000. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended December 31, 2000 and 1999 was $6,304 and $9,605, respectively.

         The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)     PURCHASE OF COMMON STOCK

         During the three months ended December 31, 2000 and the year ended September 30, 2000, the Company purchased 54,603 and 21,705 shares, respectively, of its outstanding common stock at an aggregate cost of $642,953 and $230,188, respectively. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)     EARNINGS PER SHARE

         Basic and full dilution Earnings Per Share (EPS) for the three months ended December 31, 2000 and 1999, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.


                                 For the Three Months Ended                       For the Three Months Ended
                                        December 31, 2000                              December 31, 1999
                            ---------------------------------------     -----------------------------------------
                                              Shares                                       Shares
                               Income        (Denomi-     Per-Share       Income          (Denomi-      Per-Share
                            (Numerator)        nator)      Amount       (Numerator)        nator)         Amount
                            -----------     -----------   ---------    ------------     ------------    ---------
Basic EPS                   $    58,877         451,605   $    0.13    $     74,237          517,929      $  0.14
Effect of Dilutive
 Securities-Options              -              -             -               -                -             -
                            -----------     -----------   --------     ------------     ------------    ---------

Diluted EPS                 $    58,877         451,605   $    0.13    $     74,237          517,929      $  0.14
                            ===========     ===========   =========    ============     ============    =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         ASSETS. Total assets decreased $.7 million, or 1.0%, from $67.6 million at September 30, 2000 to $66.9 million at December 31, 2000. The decrease consisted primarily of decreases in cash and cash equivalents of $.3 million, mortgage-backed securities (held to maturity and available for sale) of $.2 million and loans receivable of $.1 million.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $.3 million, or 25.0%, from $1.2 million at September 30, 2000 to $.9 million at December 31, 2000. The decrease resulted from net cash flows provided by operating activities of $.1 million and from investing activities of $.3 million, offset by net cash flows used for financing activities of $.7 million.

         INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) remained unchanged totaling $2.5 million at September 30, 2000 and December 31, 2000. The Company primarily invests in U.S Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities.

         LOANS RECEIVABLE. Loans receivable decreased $.1 million, or .2%, from $53.4 million at September 30, 2000 to $53.3 million at December 31, 2000. The decrease in loans is attributable to a slower loan demand and principal reductions made on the loan portfolio during the three months ended December 31, 2000.

         The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $49.7 million, or 92.6%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts, and unsecured loans totaled $4.0 million, or 7.4%, of total gross loans outstanding at December 31, 2000.

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

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans remained unchanged constituting .6% of total gross loans outstanding at December 31, 2000 and September 30, 2000. The dollar amount of the allowance totaled $302,576 at December 31, 2000 as compared to $296,822 at September 30, 2000.

         Charge-off activity for the three months ended December 31, 2000 and 1999, totaled $246 and $1,801, respectively. Recoveries totaled $-0- and $-0-for the three months ended December 31, 2000 and 1999, respectively.

         The Company had $490,000 and $103,000 of non-accrual loans at December 31, 2000 and September 30, 2000, respectively. At the same dates, there were no significant loans greater than 90 days past due which were still accruing interest. The Company had no troubled debt restructurings during the three month periods ended December 31, 2000 and 1999.

         MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $.2 million, or 2.4%, from $8.3 million at September 30, 2000 to $8.1 million at December 31, 2000, due to scheduled principal repayments of $.2 million.

         DEPOSITS. Deposits increased by $.3 million, or .6%, from $46.4 million at September 30, 2000 to $46.7 million at December 31, 2000. The Company continues to offer competitive interest rates on deposits, and also utilizes available advances from the FHLB to meet its funding requirements.

         ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $11.2 million at December 31, 2000 as compared to $11.7 million at September 30, 2000, a decrease of $.5 million, or 4.3%. During the three months ended December 31, 2000, the Company obtained $1.8 million of new advances and repaid $2.3 million.

         STOCKHOLDERS' EQUITY. Stockholders' equity totaled $8.7 million at December 31, 2000, as compared to $9.3 million at September 30, 2000. The Company's net income for the period was offset by dividends paid, the release of common stock shares to the employee benefit plans, and treasury stock purchases.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         Net income decreased $15,360, or 20.7%, from $74,237 for the quarter ended December 31, 1999 to $58,877 for the quarter ended December 31, 2000. Earnings per share were $.13 and $.14 for the 2000 and 1999 quarters, respectively, both basic and assuming full dilution. The decrease in net income consisted of a decrease in net interest income of $1,111, or .2%, and increases in the provision for loan losses of $1,500, or 33.3%, and non-interest expense of $25,216, or 6.8%, offset by an increase in non-interest income of $2,407, or 8.7%, and a reduction in the provision for income taxes of $10,060, or 28.6%.

         Total interest income increased $133,378, or 11.8%, from $1,126,393 for the 1999 quarter to $1,259,771 for the 2000 quarter. The increase was due to increased levels of interest earned on loans receivable of $135,869 and mortgage-backed securities of $6,749, offset by declines in interest earned on investment securities of $8,714, and other interest-earning assets of $526. The increase in interest earned on loans receivable resulted primarily from an increase in the average volume of the loan portfolio during the 2000 quarter as compared to the 1999 quarter, and from increased yields earned on the variable rate loan portfolio, such loans having been subject to increased repricing in recent months. Interest earned on mortgage-backed securities increased due to higher yields during the 2000 quarter as compared to the 1999 quarter, while interest earned on investment securities, and other interest-earning assets declined due to lower volumes of these assets during the 2000 quarter as compared to the 1999 quarter.

         Total interest expense increased $134,489, or 20.1%, from $668,888 for the 1999 quarter to $803,377 for the 2000 quarter. The increase in interest expense resulted primarily from an increase in the volume of outstanding advances from the FHLB, and to a lesser extent, from increased rates paid on such advances and on deposits.

         The Company provided $6,000 for loan losses during the 2000 quarter as compared to $4,500 for the 1999 quarter to correspond with the continued growth in the loan portfolio. However, past due loans continue to be at historically low levels.

         Non-interest income, which primarily consists of service charges on deposit accounts, increased slightly, totaling $29,930 for the 2000 quarter as compared to $27,523 for the 1999 quarter.

         The $25,216 increase in non-interest expense, from $371,061 for the 1999 quarter to $396,277 for the 2000 quarter resulted primarily from increases in compensation and benefits of $16,124, directors' fees and expenses of $6,461, and occupancy and equipment expenses of $6,388, partially offset by a reduction in SAIF deposit insurance premiums of $4,716. Compensation and benefits increased due to an increase in the number of employees and from increased employee insurance costs. Directors' fees and expenses increased due to the costs associated with the directors attending a national training conference, while occupancy and equipment expenses increased due to higher depreciation charges and utility costs. The decrease in SAIF deposit insurance premiums reflects the effect of the reduction in the SAIF deposit insurance rate.

         The $10,060 decrease in the provision for income taxes, from $35,230 for the 1999 quarter to $25,170 for the 2000 quarter reflects the tax effects of the decrease in pretax income.

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

         The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 25.6% for the quarter ended December 31, 2000, as compared to 24.7% for the quarter ended September 30, 2000. At December 31, 2000, the Bank's "liquid" assets totaled approximately $10.1 million, which was $8.5 million in excess of the current OTS minimum requirement.

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $11.2 million at December 31, 2000.

         Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At December 31, 2000, the total approved loan commitments outstanding amounted to $1.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2000, totaled $25.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

         At December 31, 2000, the Bank had regulatory capital which was well in excess of applicable limits. At December 31, 2000, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At December 31, 2000, the Bank's tangible capital was $8.0 million, or 11.9% of adjusted total assets, core capital was $8.0 million, or 11.9% of adjusted total assets and risk-based capital was $8.3 million, or 21.3% of adjusted risk-weighted assets, exceeding the requirements by $7.0 million, $5.3 million and $5.3 million, respectively.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

         NO.         DESCRIPTION
         --------    -----------------------------------------------------------
         3.1         Certificate of Incorporation of First Federal Financial
                     Bancorp, Inc.(1)

         3.2 Certificate of Amendment of Certificate of Incorporation of First Federal Financial Bancorp, Inc.

         3.3         Amended and Restated Bylaws of First Federal Financial
                     Bancorp, Inc.


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



Date:  January 31, 2001                By: /s/   I. Vincent Rice
       --------------------------         ------------------------------------
                                                 I. Vincent Rice, President


Date:  January 31, 2001                By: /s/   Jeffery W. Clark
       --------------------------         ------------------------------------
                                                 Jeffery W. Clark, Comptroller