Form 10QSB
period 2001-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2001-05-14
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (Mark One)

           [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

           [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-28020

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                        31-1456058
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                     415 CENTER STREET, IRONTON, OHIO 45638
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (740) 532-6845
        -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

         As of May 11, 2001, there were issued and outstanding 453,233 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets (as of March 31,
                2001 (unaudited) and September 30, 2000)....................................... 3

                Consolidated Statements of Income (for the three
                months ended March 31, 2001 (unaudited)
                and 2000 (unaudited)).......................................................... 4

                Consolidated Statements of Income (for the six
                months ended March 31, 2001 (unaudited) and
                2000 (unaudited)).............................................................. 5

                Consolidated Statements of Changes in Stockholders' Equity (for
                the six months ended March 31, 2001 (unaudited) and
                the year ended September 30, 2000)............................................. 6

                Consolidated Statements of Cash Flows (for the six
                months ended March 31, 2001 (unaudited)
                and 2000 (unaudited)).......................................................... 7

                Notes to Consolidated Financial Statements..................................... 8-10

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................ 11-16

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.............................................................. 17
Item 2.         Changes in Securities.......................................................... 17
Item 3.         Defaults Upon Senior Securities................................................ 17
Item 4.         Submission of Matters to a Vote of Security Holders............................ 17
Item 5.         Other Information.............................................................. 18
Item 6.         Exhibits and Reports on Form 8-K............................................... 18

Signatures      ...............................................................................18

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,      September 30,
                                                        2001              2000
                                                    ------------      ------------
                                                    (Unaudited)
                          ASSETS

  CASH AND CASH EQUIVALENTS                         $  2,821,078      $  1,209,531

  INVESTMENT SECURITIES HELD TO MATURITY               2,105,387         2,178,891

  INVESTMENT SECURITIES AVAILABLE FOR SALE                  --             346,609

  LOANS RECEIVABLE                                    52,540,231        53,417,289

  MORTGAGE-BACKED SECURITIES HELD TO MATURITY          4,454,065         3,876,431

  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE        4,390,008         4,411,254

  ACCRUED INTEREST RECEIVABLE                            387,297           380,444

  FORECLOSED REAL ESTATE                                  34,301              --

  OFFICE PROPERTIES AND EQUIPMENT                      1,671,765         1,710,719

  OTHER ASSETS                                           102,868            88,358
                                                    ------------      ------------
                                                    $ 68,507,000      $ 67,619,526
                                                    ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

  DEPOSITS                                          $ 49,736,435      $ 46,365,769

  ADVANCES FROM FEDERAL HOME LOAN BANK                 9,855,544        11,690,299

  ACCRUED INCOME TAXES PAYABLE:
    Current                                               24,195            19,147
    Deferred                                              60,734            23,326

  ACCRUED INTEREST PAYABLE                                51,951            64,726

  OTHER LIABILITIES                                      137,145           169,977
                                                    ------------      ------------
                     Total liabilities                59,866,004        58,333,244
                                                    ------------      ------------

  STOCKHOLDERS' EQUITY:
    Common stock                                           4,602             5,299
    Employee benefit plans                              (415,849)         (456,009)
    Additional paid-in capital                         4,372,250         5,021,867
    Retained earnings-substantially restricted         4,749,968         4,846,126
    Accumulated other comprehensive loss                 (69,975)         (131,001)
                                                    ------------      ------------
                     Total stockholders' equity        8,640,996         9,286,282
                                                    ------------      ------------
                                                    $ 68,507,000      $ 67,619,526
                                                    ============      ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                             FOR THE THREE MONTHS ENDED
                                                             -------------------------
                                                              March 31,      March 31,
                                                                2001           2000
                                                             ----------     ----------
                                                            (Unaudited)     (Unaudited)
INTEREST INCOME:
    Loans receivable-
      First mortgage loans                                   $  961,252     $  888,140
      Consumer and other loans                                   97,111         75,778
    Mortgage-backed and related securities                      137,851        138,049
    Investment securities                                        34,767         44,449
    Other interest-earning assets                                22,648          9,718
                                                             ----------     ----------
                     Total interest income                    1,253,629      1,156,134
                                                             ----------     ----------

  INTEREST EXPENSE:
    Interest-bearing checking                                     4,748          5,671
    Passbook savings                                             56,739         60,875
    Certificates of deposit                                     583,500        492,347
    Advances from Federal Home
      Loan Bank                                                 148,896        128,012
                                                             ----------     ----------
                     Total interest expense                     793,883        686,905
                                                             ----------     ----------

                     Net interest income                        459,746        469,229

  PROVISION FOR LOAN LOSSES                                      13,000          6,000
                                                             ----------     ----------

                     Net interest income after provision
                      for loan losses                           446,746        463,229
                                                             ----------     ----------

  NON-INTEREST INCOME:
    Service charges on deposits                                  11,209         11,578
    Other service charges, commissions and fees                  16,002         13,139
    Other                                                         1,620          3,518
                                                             ----------     ----------
                     Total non-interest income                   28,831         28,235
                                                             ----------     ----------

  NON-INTEREST EXPENSE:
    Compensation and benefits                                   151,399        143,229
    Occupancy and equipment                                      32,469         34,272
    SAIF deposit insurance premiums                               2,299          2,523
    Directors' fees and expenses                                 20,438         19,689
    Franchise taxes                                              31,360         32,810
    Data processing                                              33,813         32,883
    Advertising                                                  21,716         17,474
    Professional services                                        32,832         32,696
    Other                                                        48,856         47,620
                                                             ----------     ----------
                     Total non-interest expense                 375,182        363,196
                                                             ----------     ----------

  INCOME BEFORE PROVISION
    FOR INCOME TAXES                                            100,395        128,268

  PROVISION FOR INCOME TAXES                                     30,469         40,381
                                                             ----------     ----------
  NET INCOME                                                 $   69,926     $   87,887
                                                             ==========     ==========

  EARNINGS PER SHARE
    Basic                                                    $      .16     $      .17
                                                             ==========     ==========
    Diluted                                                  $      .16     $      .17
                                                             ==========     ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE SIX MONTHS ENDED
                                                    -------------------------
                                                     March 31,      March 31,
                                                       2001           2000
                                                    ----------     ----------
                                                    (Unaudited)    (Unaudited)
INTEREST INCOME:
  Loans receivable -
   First mortgage loans                             $1,937,290     $1,751,977
   Consumer and other loans                            191,985        146,985
  Mortgage-backed and related
   securities                                          276,305        269,754
  Investment securities                                 74,512         92,908
  Other interest-earning assets                         33,308         20,904
                                                    ----------     ----------
                    Total interest income            2,513,400      2,282,528
                                                    ----------     ----------

INTEREST EXPENSE:
  Interest-bearing checking                              9,828         11,539
  Passbook savings                                     114,401        123,011
  Certificates of deposit                            1,139,369        981,646
  Advances from Federal Home
   Loan Bank                                           333,662        239,598
                                                    ----------     ----------
                    Total interest expense           1,597,260      1,355,794
                                                    ----------     ----------

                    Net interest income                916,140        926,734

PROVISION FOR LOAN LOSSES                               19,000         10,500
                                                    ----------     ----------

                    Net interest income after
                      provision for loan losses        897,140        916,234
                                                    ----------     ----------

NON-INTEREST INCOME:
  Service charges on deposits                           24,842         26,564
  Other service charges, commissions and fees           30,749         23,940
  Other                                                  3,670          5,254
                                                    ----------     ----------
                    Total non-interest income           59,261         55,758
                                                    ----------     ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                            317,239        292,945
  Occupancy and equipment                               71,043         66,458
  SAIF deposit insurance premiums                        4,735          9,675
  Directors' fees and expenses                          48,562         41,352
  Franchise taxes                                       63,620         65,944
  Data processing                                       66,372         63,798
  Advertising                                           43,724         40,630
  Professional services                                 62,079         60,769
  Other                                                 94,584         92,686
                                                    ----------     ----------
                    Total non-interest expense         771,958        734,257
                                                    ----------     ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                         184,443        237,735

PROVISION FOR INCOME TAXES                              55,640         75,611
                                                    ----------     ----------
NET INCOME                                          $  128,803     $  162,124
                                                    ==========     ==========

EARNINGS PER SHARE:
  Basic                                             $      .27     $      .31
                                                    ==========     ==========
  Diluted                                           $      .27     $      .31
                                                    ==========     ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Retained      Accumulated
                                                             Employee      Additional     Earnings-       Other           Total
                                                Common       Benefit        Paid-in     Substantially  Comprehensive  Stockholders'
                                                 Stock        Plans         Capital      Restricted    Income (Loss)     Equity
                                                 ------    -----------    -----------    -----------    -----------    -----------
BALANCES, September 30, 1999                     $5,516    $  (549,531)   $ 5,227,406    $ 4,658,872    $   (59,178)   $ 9,283,085

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 2000        --             --             --          356,112           --          356,112
  Other comprehensive loss, net of tax:
     Change in unrealized loss on invest-
     ments available for sale, net of
     tax of $39,298                                --             --             --             --          (80,319)       (80,319)
     Add reclassification adjustment               --             --             --             --            8,496          8,496
                                                 ------    -----------    -----------    -----------    -----------    -----------
TOTAL COMPREHENSIVE INCOME                         --             --             --          356,112        (71,823)       284,289

ESOP SHARES RELEASED, 4,955 shares;
  $9.40 average fair market value                  --           49,550         (2,948)          --             --           46,602

RRP SHARES AMORTIZED, 3,270 shares                 --           38,422           --             --             --           38,422

DIVIDENDS PAID ($.28 per share)                    --            5,550            134       (141,612)          --         (135,928)

PURCHASE OF 21,705 TREASURY SHARES                 (217)          --         (202,725)       (27,246)          --         (230,188)
                                                 ------    -----------    -----------    -----------    -----------    -----------
BALANCES, September 30, 2000                      5,299       (456,009)     5,021,867      4,846,126       (131,001)     9,286,282

COMPREHENSIVE INCOME:
  Net income, six months ended
    March 31, 2001 (unaudited)                     --             --             --          128,803           --          128,803
  Other comprehensive income, net of tax:
     Change in unrealized loss on invest-
     ments available for sale, net of
     tax of $31,440 (unaudited)                    --             --             --             --           61,026         61,026
                                                 ------    -----------    -----------    -----------    -----------    -----------

TOTAL COMPREHENSIVE INCOME (unaudited)             --             --             --          128,803         61,026        189,829

ESOP SHARES RELEASED, 2,347 shares;
  $10.91 average fair market value (unaudited)     --           23,470          2,128           --             --           25,598

RRP SHARES AMORTIZED, 1,322 shares (unaudited)     --           15,525           --             --             --           15,525

DIVIDENDS PAID ($.14 per share) (unaudited)        --            1,165         (1,370)       (59,295)          --          (59,500)

PURCHASE OF 69,659 TREASURY SHARES
  (unaudited)                                      (697)          --         (650,375)      (165,666)          --         (816,738)
                                                 ------    -----------    -----------    -----------    -----------    -----------
BALANCES, MARCH 31, 2001 (unaudited)             $4,602    $  (415,849)   $ 4,372,250    $ 4,749,968    $   (69,975)   $ 8,640,996
                                                 ======    ===========    ===========    ===========    ===========    ===========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED
                                                                         --------------------------
                                                                          March 31,      March 31,
                                                                            2001           2000
                                                                         -----------    -----------
                                                                         (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                             $   128,803    $   162,124
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Provision for loan losses                                                 19,000         10,500
    Depreciation                                                              39,553         38,140
    FHLB stock dividends                                                     (22,000)       (19,000)
    Amortization and accretion, net                                           (4,324)         8,244
    ESOP compensation                                                         25,598         25,266
    RRP compensation                                                          15,525         19,211
    Change in -
     Accrued interest receivable                                              (6,853)       (19,562)
     Other assets                                                            (14,510)        (6,390)
     Deferred Federal income taxes                                             5,969            988
     Accrued interest payable                                                (12,775)        11,267
     Current income taxes payable                                              5,048         23,459
     Other liabilities                                                       (32,832)       (35,809)
                                                                         -----------    -----------
                Net cash provided by operating activities                    146,202        218,438
                                                                         -----------    -----------

INVESTING ACTIVITIES:
  Net decrease (increase) in loans                                           823,757     (2,857,942)
  Proceeds from maturities of investment securities available for sale       350,000        450,000
  Proceeds from maturities of investment securities held to maturity         105,000        250,000
  Purchases of investment securities held to maturity                         (5,900)      (245,560)
  Purchases of mortgage-backed securities held to maturity                  (733,882)          --
  Principal collected on mortgage-backed securities held to maturity         158,338        307,193
  Principal collected on mortgage-backed securities available for sale       108,958        104,875
  Purchases of office properties and equipment                                  (599)       (22,579)
                                                                         -----------    -----------
                Net cash provided by (used for) investing activities         805,672     (2,014,013)
                                                                         -----------    -----------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                      3,370,666       (105,687)
  Dividends paid                                                             (59,500)       (68,817)
  Proceeds from FHLB advances                                              1,850,000      8,950,000
  Repayment of FHLB advances                                              (3,684,755)    (6,387,425)
  Purchase of treasury stock                                                (816,738)      (210,978)
                                                                         -----------    -----------
                Net cash provided by financing activities                    659,673      2,177,093
                                                                         -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      1,611,547        381,518

CASH AND CASH EQUIVALENTS, beginning of period                             1,209,531        940,751
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                 $ 2,821,078    $ 1,322,269
                                                                         ===========    ===========

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                $    34,301    $    13,610
  Change in unrealized holding loss on investment securities
   available for sale                                                         92,465        (87,907)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                              $    12,022    $    51,166
  Interest paid                                                            1,610,035      1,344,527

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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements at March 31, 2001 and September 30, 2000, and for the three and six months ended March 31, 2001 and 2000, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)      COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

         The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense for the three month periods ended March 31, 2001 and 2000 was $13,092 and $12,052, respectively, and for the six month periods ended March 31, 2001 and 2000 was $25,598 and $25,266, respectively.

(4)      STOCK OPTION PLAN

         On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of March 31, 2001. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through March 31, 2001.

(5)      RECOGNITION AND RETENTION PLAN AND TRUST

         On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of March 31, 2001. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended March 31, 2001 and 2000 was $9,221 and $9,606, respectively, and for the six month periods ended March 31, 2001 and 2000 was $15,525 and $19,211, respectively.

         The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)      PURCHASE OF COMMON STOCK

         During the six months ended March 31, 2001, the Company purchased 69,659 shares of its outstanding common stock at an aggregate price of $816,738. During the year ended September 30, 2000, the Company purchased 21,705 shares of its outstanding common stock at an aggregate cost of $230,188. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)      EARNINGS PER SHARE

         Basic and full dilution Earnings Per Share (EPS) for the three and six months ended March 31, 2001 and 2000, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                            For the Three Months Ended        For the Three Months Ended
                                  March 31, 2001                    March 31, 2000
                       ----------------------------------  ---------------------------------
                                      Shares                             Shares
                         Income      (Denomi-   Per-Share   Income      (Denomi-   Per-Share
                       (Numerator)    nator)     Amount   (Numerator)    nator)     Amount
                       -----------   --------   ---------  ---------    --------   ---------
Basic EPS               $ 69,926      443,587     $.16     $ 87,887      504,908     $.17
Effect of Dilutive
 Securities-Options         --           --        --          --           --        --
                        --------     --------     ----     --------     --------     ----
Diluted EPS             $ 69,926      443,587     $.16     $ 87,887      504,908     $.17
                        ========     ========     ====     ========     ========     ====


                             For the Six Months Ended           For the Six Months Ended
                                  March 31, 2001                    March 31, 2000
                       ----------------------------------  ---------------------------------
                                      Shares                             Shares
                         Income      (Denomi-   Per-Share   Income      (Denomi-   Per-Share
                       (Numerator)    nator)     Amount   (Numerator)    nator)     Amount
                       -----------   --------   ---------  ---------    --------   ---------
Basic EPS               $128,803      475,009     $.27     $162,124      514,790     $.31
Effect of Dilutive
 Securities-Options         --           --        --          --           --        --
                        --------     --------     ----     --------     --------     ----

Diluted EPS             $128,803      475,009     $.27     $162,124      514,790     $.31
                        ========     ========     ====     ========     ========     ====

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         ASSETS. Total assets increased $.9 million, or 1.3%, from $67.6 million at September 30, 2000 to $68.5 million at March 31, 2001. The increase consisted primarily of increases in cash and cash equivalents of $1.6 million and mortgage-backed securities (held to maturity and available for sale) of $.5 million, partially offset by declines in loans receivable of $.9 million and investment securities (held to maturity and available for sale) of $.4 million.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $1.6 million, or 133.3%, from $1.2 million at September 30, 2000 to $2.8 million at March 31, 2001. The increase resulted from net cash flows provided by operating activities of $.1 million, net cash flows provided by investing activities of $.8 million, and net cash flows provided by financing activities of $.7 million.

         INVESTMENT SECURITIES. Investment securities (held to maturity and available for sale) decreased $.4 million, or 16.0%, from $2.5 million at September 30, 2000 to $2.1 million at March 31, 2001, due to the maturity of existing investments. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities.

         LOANS RECEIVABLE. Loans receivable decreased $.9 million, or 1.7%, from $53.4 million at September 30, 2000 to $52.5 million at March 31, 2001. The decrease in loans is attributable to a slower loan demand and principal reductions made on the loan portfolio during the six months ended March 31, 2001.

         The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $49.2 million, or 93.2%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts and unsecured loans, totaled $3.6 million, or 6.8%, of total gross loans outstanding at March 31, 2001.

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

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans remained unchanged constituting .6% of total gross loans outstanding at March 31, 2001 and September 30, 2000. The dollar amount of the allowance totaled $306,120 at March 31, 2001 as compared to $296,822 at September 30, 2000. During the 2001 quarter, the Company provided $13,000 for estimated loan losses as compared to $6,000 for the 2000 quarter. The increase is attributable to an increase in delinquent non-mortgage loans. Management believes the allowance for loan losses is adequate at March 31, 2001 to absorb possible losses inherent is the loan portfolio.

         Charge-off activity for the six months ended March 31, 2001 and 2000, totaled $13,203 and $1,801, respectively. There were no recoveries of loans previously charged-off during the six months ended March 31, 2001 and 2000, respectively.

         The Company had $413,000 and $103,000 of non-accrual loans at March 31, 2001 and September 30, 2000, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest.

         The Company had no troubled debt restructurings during the six month periods ended March 31, 2001 and 2000.

         MORTGAGE-BACKED SECURITIES. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities increased $.5 million, or 6.0%, from $8.3 million at September 30, 2000 to $8.8 million at March 31, 2001, due to purchases of $.7 million and scheduled principal payments of $.2 million.

         DEPOSITS. Deposits increased $3.3 million, or 7.1%, from $46.4 million at September 30, 2000 to $49.7 million at March 31, 2001. The Company continues to offer competitive interest rates on deposits.

         ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $9.9 million at March 31, 2001 as compared to $11.7 million at September 30, 2000. During the six months ended March 31, 2001, the Company had additional borrowings of $1.9 million and repayments of $3.7 million.

         STOCKHOLDERS' EQUITY. Stockholders' equity totaled $8.6 million at March 31, 2001 as compared to $9.3 million at September 30, 2000. The Company's net income for the period was offset by dividends declared, the release of common stock shares to the employee benefit plans, and the purchase of treasury shares.

         RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net income decreased $17,961, or 20.4%, from $87,887 for the quarter ended March 31, 2000 to $69,926 for the comparable 2001 quarter. Net income per share was $.16 and $.17 for the 2001 and 2000 quarters, respectively, both basic and assuming full dilution. The decrease in net income resulted from a decrease in net interest income of $9,483, or 2.0%, an increase in non-interest expense of $11,986, or 3.3%, and an increase in the provision for loan losses of $7,000, or 116.7%, offset by decreases in the provision for income taxes of $9,912, or 24.6%, and an increase in non-interest income of $596, or 2.1%.

         Total interest income increased $97,495, or 8.4%, from $1,156,134 for the three months ended March 31, 2000 to $1,253,629 for the comparable 2001 period. The increase was due to increased interest earned on loans receivable of $94,445, and on other interest-earning assets of $12,930, offset by reductions in interest earned on mortgage-backed securities and investment securities of $198 and $9,682, respectively. Interest on loans receivable increased primarily due to increased yields earned on the variable rate loan portfolio during the 2001 period as compared to the 2000 period, such loans having been subject to increased repricing in recent months. The increase in interest on other interest-earning assets resulted from an increase in the average volume of these assets during the 2001 period as compared to the 2000 period. The decrease in interest earned on investment securities was due to a lower volume of investment securities.

         Total interest expense increased $106,978, or 15.6%, from $686,905 for the quarter ended March 31, 2000 to $793,883 for the quarter ended March 31, 2001, such increase being primarily attributable to higher volumes of interest-bearing deposits during the 2001 quarter as compared to the 2000 quarter, and to a lesser extent, due to higher interest rates paid on FHLB advances and on deposits.

         The Company provided $13,000 for loan losses during the 2001 quarter compared to a $6,000 provision for the 2000 quarter to correspond with an increase in non-mortgage loan delinquencies. After such provisions, management believes the allowance for loan losses to be adequate at March 31, 2001 and 2000.

         Non-interest income remained relatively unchanged at $28,831 for the 2001 quarter as compared to $28,235 for the 2000 quarter.

         The $11,986 increase in non-interest expense, from $363,196 for the 2000 quarter to $375,182 for the comparable 2001 quarter, resulted primarily from increases in compensation and benefits of $8,170, advertising costs of $4,242, and other non-interest expenses of $1,236, partially offset by decreases in occupancy and equipment expenses and franchise taxes of $1,803 and $1,450, respectively. Compensation and benefits increased primarily due to an increase in the number of employees and from increased costs of employee insurance. The increase in advertising costs was due to more media advertising during the 2001 quarter as compared to the 2000 quarter, while the increase in other non-interest expenses was not due to any one significant factor. Franchise taxes declined due to lower levels of taxable stockholders' equity on which such taxes are based. The decrease in occupancy and equipment expenses was primarily due to declines in telephone expense, office site expense, and depreciation expense.

         The $9,912 decrease in the provision for income taxes resulted from lower pretax income during the 2001 quarter as compared to the 2000 quarter.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2001 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

         Net income decreased $33,321, or 20.6%, from $162,124 for the six months ended March 31, 2000 to $128,803 for the six months ended March 31, 2001. Net income per share for the 2001 six month period totaled $.27 per share, both basic and assuming full dilution. This compared to $.31 per share for the 2000 comparable period, both basic and assuming full dilution. The decrease in net income resulted from a decrease in net interest income of $10,594, or 1.1%, an increase in non-interest expense of $37,701, or 5.1%, and an increase in the provision for loan losses of $8,500, or 81.0%, offset by a decrease in the provision for income taxes of $19,971, or 26.4%, and an increase in non-interest income of $3,503, or 6.3%.

         Total interest income increased $230,872, or 10.1%, from $2,282,528 for the six months ended March 31, 2000 to $2,513,400 for the comparable 2001 six month period. The increase was due to higher levels of interest earned on loans receivable of $230,313, and increases in interest earned on mortgage-backed securities and other interest-earning assets of $6,551 and $12,404, respectively, offset by a reduction in interest earned on investment securities of $18,396. Interest on loans receivable increased primarily due to higher yields earned on variable rate loans, such loans repricing at higher rates during the 2001 six month period as compared to the 2000 six month period. The increases in interest earned on mortgage-backed securities and other interest-earning assets resulted from increases in the average volume of these assets, while the decrease in interest on investment securities was due to a lower volume of securities during the 2001 six month period as compared to the 2000 six month period.

         Total interest expense increased $241,466, or 17.8%, from $1,355,794 for the 2000 six month period to $1,597,260 for the 2001 six month period, such increase being primarily attributable to the higher volume of interest-bearing deposits during the 2001 period as compared to the 2000 period, and to a lesser extent, due to increased rates paid on advances from the Federal Home Loan Bank and on deposits.

         The Company provided $19,000 for loan losses during the 2001 six month period as compared to $10,500 for the 2000 six month period due to an increase in non-mortgage loan delinquency, and to bring the allowance for loan losses to acceptable levels based upon the internal loan classification system.

         The $3,503 increase in non-interest income, from $55,758 for the six months ended March 31, 2000 to $59,261 for the six months ended March 31, 2001, resulted primarily from an increase in other service charges, commissions and fees due to increased late charges and ATM service fees.

         The $37,701 increase in non-interest expense, from $734,257 for the 2000 six month period to $771,958 for the 2001 six month period resulted primarily from increases in compensation and benefits of $24,294, occupancy and equipment expenses of $4,585, directors' fees and expenses of $7,210, and advertising costs of $3,094, partially offset by decreases in SAIF deposit insurance premiums and franchise taxes of $4,940 and $2,324, respectively. Compensation and benefits increased primarily due to an increase in the number of employees and from increased costs of employee insurance during the 2001 six month period as compared to the 2000 six month period, while occupancy and equipment expenses increased primarily due to increased depreciation charges on buildings and equipment and an increase in small furniture and fixtures repairs. Directors' fees and expenses increased due to the costs associated with the directors attending a national training conference, while the increase in advertising costs was due to more media advertising during the 2001 six month period as compared to the 2000 six month period. The decline in SAIF deposit insurance premiums resulted from a lower rate paid on insured deposits, while franchise taxes decreased due to lower levels of taxable stockholders' equity on which such taxes are based.

         The $19,971 decrease in the provision for income taxes, from $75,611 for the six months ended March 31, 2000 to $55,640 for the six months ended March 31, 2001 resulted from the decrease in pretax income.

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

         The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 30.0% for the quarter ended March 31, 2001, as compared to 24.7% for the quarter ended September 30, 2000. At March 31, 2001, the Bank's "liquid" assets totaled approximately $11.1 million, which was $9.5 million in excess of the current OTS minimum requirement.

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $9.9 million at March 31, 2001.

         Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 2001, the total approved loan commitments outstanding amounted to $.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001, totaled $29.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

         At March 31, 2001, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 2001, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 2001, the Bank's tangible capital was $8.0 million, or 11.7% of adjusted total assets, core capital was $8.0 million, or 11.7% of adjusted total assets and risk-based capital was $8.4 million, or 21.6% of adjusted risk-weighted assets, exceeding the requirements by $7.0 million, $5.3 million and $5.3 million, respectively.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         a) An annual meeting of stockholders ("Annual Meeting") was held on January 17, 2001.

         b)       Disclosure not required

         c) Three matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                  1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified;
                           I. Vincent Rice received votes for 373,079, against -0-, abstain 30,900, not voted 73,633, and Steven C. Milleson received votes for 373,079, against -0-, abstain 30,900, not voted 73,633. Proposal to elect one director for a two-year term or until his successor is elected and qualified; William P. Payne received votes for 373,079, against -0-, abstain 30,900, not voted 73,633.

                  2) Proposal to amend the Company's Certificate of Incorporation to reduce the number of authorized shares from 4,000,000, of which 1,000,000 shall be preferred stock, $.01 par value per share, and 3,000,000 shall be common stock, par value $.01 per share to 1,500,000, of which 500,000 shall be preferred stock and 1,000,000 shall be common stock; received votes for 303,222, against 33,900, abstain 1,000, not voted 139,490.

                  3) Proposal to ratify the appointment of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending September 30, 2001; received votes for 403,979, against -0-, abstain -0-, not voted 73,633.

         d)       Not applicable

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

         No.      Description
         ---      -----------

         3.1 Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/

         3.2 Certificate of Amendment of Certificate of Incorporation of First Federal Financial Bancorp, Inc. 2/

         3.3 Amended and Restated bylaws of First Federal Financial Bancorp, Inc. 2/


----------
1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the SEC on February 26, 1996, as amended.

2) Incorporated by reference from the 10-QSB filed by the Registrant with the SEC on February 2, 2001.

         b)       No Form 8-K reports were filed during the quarter.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 11, 2001                        By: /s/ I. Vincent Rice
                                               -----------------------------
                                               I. Vincent Rice, President


Date:  May 11, 2001                        By: /s/ Jeffery W. Clark
                                               -----------------------------
                                               Jeffery W. Clark, Comptroller