Form 10QSB
period 2001-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2001-08-02
CIK 1009194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

            OR

|_|                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

            Commission File Number 0-28020
                                   -------

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

                     415 CENTER STREET, IRONTON, OHIO 45638
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            As of August 1, 2001, there were issued and outstanding 451,733 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets (as of June 30,
            2001 (unaudited) and September 30, 2000) ....................   3

            Consolidated Statements of Income (for the three
            months ended June 30, 2001 (unaudited)
            and 2000 (unaudited)) .......................................   4

            Consolidated Statements of Income (for the nine
            months ended June 30, 2001 (unaudited) and
            2000 (unaudited)) ...........................................   5

            Consolidated Statements of Changes in Stockholders' Equity
            (for the nine months ended June 30, 2001 (unaudited) and
            the year ended September 30, 2000) ..........................   6

            Consolidated Statements of Cash Flows (for the nine
            months ended June 30, 2001 (unaudited)
            and 2000 (unaudited)) .......................................   7

            Notes to Consolidated Financial Statements ..................   8-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................  11-16

Part II.    Other Information

Item 1.     Legal Proceedings ...........................................  17
Item 2.     Changes in Securities .......................................  17
Item 3.     Defaults Upon Senior Securities .............................  17
Item 4.     Submission of Matters to a Vote of Security Holders .........  17
Item 5.     Other Information ...........................................  17
Item 6.     Exhibits and Reports on Form 8-K ............................  17

Signatures  .............................................................  18

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,        September 30,
                                                        2001              2000
                                                    ------------      -------------
                                                    (Unaudited)
                                      ASSETS

  CASH AND CASH EQUIVALENTS                         $  1,790,362      $  1,209,531

  INVESTMENT SECURITIES HELD
   TO MATURITY                                         3,114,085         2,178,891

  INVESTMENT SECURITIES AVAILABLE
   FOR SALE                                                   --           346,609

  LOANS RECEIVABLE                                    52,684,794        53,417,289

  MORTGAGE-BACKED SECURITIES
   HELD TO MATURITY                                    4,536,334         3,876,431

  MORTGAGE-BACKED SECURITIES
   AVAILABLE FOR SALE                                  5,007,737         4,411,254

  ACCRUED INTEREST RECEIVABLE                            378,045           380,444

  FORECLOSED REAL ESTATE                                  79,913                --

  OFFICE PROPERTIES AND EQUIPMENT                      1,667,693         1,710,719

  OTHER ASSETS                                            91,580            88,358
                                                    ------------      ------------

                                                    $ 69,350,543      $ 67,619,526
                                                    ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

  DEPOSITS                                          $ 50,545,002      $ 46,365,769

  ADVANCES FROM FEDERAL HOME LOAN BANK                 9,846,482        11,690,299

  ACCRUED INCOME TAXES PAYABLE:
    Current                                              (38,130)           19,147
    Deferred                                             100,980            23,326

  ACCRUED INTEREST PAYABLE                                46,060            64,726

  OTHER LIABILITIES                                      215,838           169,977
                                                    ------------      ------------

                     Total liabilities                60,716,232        58,333,244
                                                    ------------      ------------

  STOCKHOLDERS' EQUITY:
    Common stock                                           4,522             5,299
    Employee benefit plans                              (392,324)         (456,009)
    Additional paid-in capital                         4,299,566         5,021,867
    Retained earnings-substantially restricted         4,750,597         4,846,126
    Accumulated other comprehensive loss                 (28,050)         (131,001)
                                                    ------------      ------------

                     Total stockholders' equity        8,634,311         9,286,282
                                                    ------------      ------------

                                                    $ 69,350,543      $ 67,619,526
                                                    ============      ============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           For the Three Months Ended
                                                           --------------------------
                                                             June 30,       June 30,
                                                               2001           2000
                                                           -----------     ----------
INTEREST INCOME:                                           (Unaudited)    (Unaudited)
  Loans receivable-
    First mortgage loans                                    $  959,815     $  936,161
    Consumer and other loans                                    92,978         87,791
  Mortgage-backed and related securities                       146,320        136,619
  Investment securities                                         41,023         40,686
  Other interest-earning assets                                 20,526         14,167
                                                            ----------     ----------

                    Total interest income                    1,260,662      1,215,424
                                                            ----------     ----------

INTEREST EXPENSE:
  Interest-bearing checking                                      5,521          5,676
  Passbook savings                                              58,643         60,375
  Certificates of deposit                                      603,384        505,790
  Advances from Federal Home
    Loan Bank                                                  132,407        160,183
                                                            ----------     ----------

                    Total interest expense                     799,955        732,024
                                                            ----------     ----------

                    Net interest income                        460,707        483,400

PROVISION FOR LOAN LOSSES                                       18,000          6,000
                                                            ----------     ----------
                    Net interest income after provision
                     for loan losses                           442,707        477,400
                                                            ----------     ----------

NON-INTEREST INCOME:
  Gain on foreclosed real estate                                 3,580         11,112
  Other                                                         34,749         24,947
                                                            ----------     ----------

                    Total non-interest income                   38,329         36,059
                                                            ----------     ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                    150,320        142,532
  Occupancy and equipment                                       35,165         34,923
  SAIF deposit insurance premiums                                2,220          2,449
  Directors' fees and expenses                                  24,682         21,800
  Franchise taxes                                               31,210         32,760
  Data processing                                               34,548         34,023
  Advertising                                                   18,653         19,090
  Professional services                                         52,525         29,542
  Other                                                         47,831         42,186
                                                            ----------     ----------

                    Total non-interest expense                 397,154        359,305
                                                            ----------     ----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                              83,882        154,154

PROVISION FOR INCOME TAXES                                      27,573         48,412
                                                            ----------     ----------

NET INCOME                                                  $   56,309     $  105,742
                                                            ==========     ==========

EARNINGS PER SHARE - BASIC                                  $      .13     $      .21
                                                            ==========     ==========

EARNINGS PER SHARE ASSUMING DILUTION                        $      .13     $      .21
                                                            ==========     ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       For the Nine Months Ended
                                                      --------------------------
                                                        June 30,       June 30,
                                                          2001           2000
                                                      -----------    -----------
INTEREST INCOME:                                      (Unaudited)    (Unaudited)
  Loans receivable -
   First mortgage loans                                $2,897,105     $2,688,138
   Consumer and other loans                               284,963        234,776
  Mortgage-backed and related
   securities                                             422,625        406,373
  Investment securities                                   115,535        133,594
  Other interest-earning assets                            53,835         35,070
                                                       ----------     ----------

                    Total interest income               3,774,063      3,497,951
                                                       ----------     ----------

INTEREST EXPENSE:
  Interest-bearing checking                                15,349         17,214
  Passbook savings                                        173,045        183,386
  Certificates of deposit                               1,742,753      1,487,436
  Advances from Federal Home
   Loan Bank                                              466,069        399,781
                                                       ----------     ----------

                    Total interest expense              2,397,216      2,087,817
                                                       ----------     ----------

                    Net interest income                 1,376,847      1,410,134

PROVISION FOR LOAN LOSSES                                  37,000         16,500
                                                       ----------     ----------
                    Net interest income after
                      provision for loan losses         1,339,847      1,393,634
                                                       ----------     ----------

NON-INTEREST INCOME:
  Gains on foreclosed real estate                           3,580         11,112
  Gain on sale of assets                                       --            725
  Other                                                    94,010         79,980
                                                       ----------     ----------

                    Total non-interest income              97,590         91,817
                                                       ----------     ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                               467,559        435,477
  Occupancy and equipment                                 106,208        101,381
  SAIF deposit insurance premiums                           6,954         12,124
  Directors' fees and expenses                             73,245         63,152
  Franchise taxes                                          94,830         98,703
  Data processing                                         100,920         97,821
  Advertising                                              62,377         59,720
  Professional services                                   114,604         90,311
  Other                                                   142,415        134,872
                                                       ----------     ----------

                    Total non-interest expense          1,169,112      1,093,561
                                                       ----------     ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                            268,325        391,890

PROVISION FOR INCOME TAXES                                 83,213        124,023
                                                       ----------     ----------

NET INCOME                                             $  185,112     $  267,867
                                                       ==========     ==========

EARNINGS PER SHARE - BASIC                             $      .41     $      .52
                                                       ==========     ==========

EARNINGS PER SHARE ASSUMING DILUTION                   $      .41     $      .52
                                                       ==========     ==========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Retained      Accumulated
                                                            Employee     Additional       Earnings-         Other         Total
                                                 Common     Benefit       Paid-in       Substantially   Comprehensive  Stockholders'
                                                 Stock       Plans        Capital        Restricted     Income (Loss)     Equity
                                                -------    ----------   ------------    -------------   -------------  -------------
BALANCES, September 30, 1999                    $ 5,516    $(549,531)   $ 5,227,406     $ 4,658,872       $ (59,178)    $ 9,283,085

COMPREHENSIVE INCOME:
  Net income, year ended September 30, 2000          --           --             --         356,112              --         356,112
  Other comprehensive income, net of tax:
     Change in unrealized loss on invest-
       ments available for sale, net of
       tax of $39,298                                --           --             --              --         (80,319)        (80,319)
       Add reclassification adjustment               --           --             --              --           8,496           8,496
                                                -------    ---------    -----------     -----------       ---------     -----------

TOTAL COMPREHENSIVE INCOME                           --           --             --         356,112         (71,823)        284,289

ESOP SHARES RELEASED, 4,955 shares;
  $9.40 average fair market value                    --       49,550         (2,948)             --              --          46,602

RRP SHARES AMORTIZED, 3,270 shares                   --       38,422             --              --              --          38,422

DIVIDENDS PAID ($.28 per share)                      --        5,550            134        (141,612)             --        (135,928)

PURCHASE OF 21,705 TREASURY SHARES                 (217)          --       (202,725)        (27,246)             --        (230,188)
                                                -------    ---------    -----------     -----------       ---------     -----------
BALANCES, September 30, 2000                      5,299     (456,009)     5,021,867       4,846,126        (131,001)      9,286,282

COMPREHENSIVE INCOME:
  Net income, nine months ended
   June 30, 2001 (unaudited)                         --           --             --         185,112              --         185,112
  Other comprehensive income, net of tax:
     Change in unrealized loss on invest-
       ments available for sale, net of
       tax of $53,035 (unaudited)                    --           --             --              --         102,951         102,951
                                                -------    ---------    -----------     -----------       ---------     -----------

TOTAL COMPREHENSIVE INCOME (unaudited)               --           --             --         185,112         102,951         288,063

ESOP SHARES RELEASED, 3,489 shares;
  $11.27 average fair market value (unaudited)       --       34,890          3,759              --              --          38,649

RRP SHARES AMORTIZED, 2,106 shares (unaudited)       --       24,745             --              --              --          24,745

DIVIDENDS PAID ($.21 per share) (unaudited)          --        4,050           (965)        (94,901)             --         (91,816)

PURCHASE OF 77,659 TREASURY SHARES
  (unaudited)                                      (777)          --       (725,095)       (185,740)             --        (911,612)
                                                -------    ---------    -----------     -----------       ---------     -----------

BALANCES, JUNE 30, 2001 (unaudited)             $ 4,522    $(392,324)   $ 4,299,566     $ 4,750,597       $ (28,050)    $ 8,634,311
                                                =======    =========    ===========     ===========       =========     ===========

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Nine Months Ended
                                                                                     -----------------------------
                                                                                       June 30,          June 30,
                                                                                         2001              2000
                                                                                     -----------      ------------
OPERATING ACTIVITIES:                                                                (Unaudited)       (Unaudited)
  Net income                                                                         $   185,112      $    267,867
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Gains on foreclosed real estate                                                       (3,580)          (11,112)
    Provision for loan losses                                                             37,000            16,500
    Depreciation                                                                          59,005            58,241
    FHLB stock dividends                                                                 (33,000)          (29,300)
    Amortization and accretion, net                                                      (14,793)           14,011
    ESOP compensation                                                                     38,649            33,833
    RRP compensation                                                                      24,745            28,817
    Change in -
     Accrued interest receivable                                                           2,399           (23,999)
     Other assets                                                                         (3,222)              697
     Current income taxes payable                                                        (57,277)           10,815
     Deferred Federal income taxes                                                        24,617            (3,156)
     Accrued interest payable                                                            (18,666)           21,034
     Other liabilities                                                                    45,861            37,384
                                                                                     -----------      ------------

                Net cash provided by operating activities                                286,850           421,632
                                                                                     -----------      ------------

INVESTING ACTIVITIES:
  Net decrease (increase) in loans                                                       615,162        (4,068,250)
  Proceeds from sales and maturities of investment securities available for sale         350,000           450,000
  Proceeds from maturities of investment securities held to maturity                     205,000           349,000
  Purchases of investment securities held to maturity                                 (1,105,900)         (262,660)
  Purchases of mortgage-backed securities held to maturity                            (1,007,000)               --
  Principal collected on mortgage-backed securities held to maturity                     351,501           389,399
  Purchases of mortgage-backed securities available for sale                            (543,748)               --
  Principal collected on mortgage-backed securities available for sale                   108,958           141,807
  Purchases of office properties and equipment                                           (15,979)          (27,030)
  Proceeds from sale of foreclosed real estate                                             4,000            70,221
                                                                                     -----------      ------------

                Net cash used for investing activities                                (1,038,006)       (2,957,513)
                                                                                     -----------      ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                  4,179,233          (401,314)
  Proceeds from FHLB advances                                                          1,850,000        12,400,000
  Payments on FHLB advances                                                           (3,693,818)       (8,896,433)
  Dividends paid                                                                         (91,816)         (102,167)
  Purchase of treasury stock                                                            (911,612)         (210,977)
                                                                                     -----------      ------------

                Net cash provided by financing activities                              1,331,987         2,789,109
                                                                                     -----------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    580,831           253,228

CASH AND CASH EQUIVALENTS, beginning of period                                         1,209,531           940,751
                                                                                     -----------      ------------

CASH AND CASH EQUIVALENTS, end of period                                             $ 1,790,362      $  1,193,979
                                                                                     ===========      ============

NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                            $    79,913      $     13,610
  Change in unrealized holding loss on investment securities available for sale          155,986           (91,667)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                               83,272           116,366
  Interest paid                                                                        2,415,882         2,006,783

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

      Principles of Consolidation

            The consolidated financial statements at June 30, 2001 and September 30, 2000, and for the three and nine months ended June 30, 2001 and 2000, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)   COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

            The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense for the three month periods ended June 30, 2001 and 2000 was $13,051 and $8,566, respectively, and for the nine month periods ended June 30, 2001 and 2000 was $38,649 and $33,833, respectively.

(4)   STOCK OPTION PLAN

            On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of June 30, 2001. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through June 30, 2001.

(5)   RECOGNITION AND RETENTION PLAN AND TRUST

            On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of June 30, 2001. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended June 30, 2001 and 2000 was $9,221 and $9,606, respectively, and for the nine month periods ended June 30, 2001 and 2000 was $24,745 and $28,817, respectively.

            The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)   PURCHASE OF COMMON STOCK

            During the nine months ended June 30, 2001, the Company purchased 77,659 shares of its outstanding common stock at an aggregate price of $911,612. During the year ended September 30, 2000, the Company purchased 21,705 shares of its outstanding common stock at an aggregate cost of $230,188. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)   EARNINGS PER SHARE

            Basic and full dilution Earnings Per Share (EPS) for the three and nine months ended June 30, 2001 and 2000, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                                       For the Three Months Ended                     For the Three Months Ended
                                             June 30, 2001                                  June 30, 2000
                            -------------------------------------------     -------------------------------------------
                                                Shares                                           Shares
                              Income           (Denomi-       Per-Share       Income            (Denomi-      Per-share
                            (Numerator)         nator)         Amount       (Numerator)          nator)         Amount
                            -----------        --------       ---------     -----------         --------       --------
Basic EPS                    $ 56,309          429,539          $.13          $105,742          501,003          $.21
Effect of Dilutive
 Securities-Options                --               --            --                --               --            --
                             --------          -------          ----          --------          -------          ----

Diluted EPS                  $ 56,309          429,539          $.13          $105,742          501,003          $.21
                             ========          =======          ====          ========          =======          ====

                                       For the Nine Months Ended                      For the Nine Months Ended
                                             June 30, 2001                                  June 30, 2000
                            -------------------------------------------     -------------------------------------------
                                                Shares                                           Shares
                              Income           (Denomi-       Per-Share       Income            (Denomi-      Per-Share
                            (Numerator)         nator)         Amount       (Numerator)          nator)         Amount
                            -----------        --------       ---------     -----------         --------      ---------
Basic EPS                    $185,112          456,750          $.41          $267,867          510,288          $.52
Effect of Dilutive
 Securities-Options                --               --            --                --               --            --
                             --------          -------          ----          --------          -------          ----

Diluted EPS                  $185,112          456,750          $.41          $267,867          510,288          $.52
                             ========          =======          ====          ========          =======          ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Financial Condition

            Assets. Total assets increased $1.8 million, or 2.7%, from $67.6 million at September 30, 2000 to $69.4 million at June 30, 2001. The increase consisted primarily of increases in cash and cash equivalents of $.6 million, mortgage-backed securities (held to maturity and available for sale) of $1.2 million, and investment securities (held to maturity and available for sale) of $.6 million, partially offset by a decline in loans receivable of $.7 million.

            Cash and Cash Equivalents. Cash and cash equivalents increased $.6 million, or 50.0%, from $1.2 million at September 30, 2000 to $1.8 million at June 30, 2001. The increase resulted from net cash flows provided by operating activities of $.3 million and from financing activities of $1.3 million, offset by net cash flows used for investing activities of $1.0 million.

            Investment Securities. Investment securities (held to maturity and available for sale) increased $.6 million, or 24.0%, from $2.5 million at September 30, 2000 to $3.1 million at June 30, 2001. The Company primarily invests in U.S. Treasury and U.S. government agency securities, and to a lesser extent, in municipal securities. The increase resulted from purchases of investment securities during the period of $1.1 million and $.5 million in maturities.

            Loans Receivable. Loans receivable decreased $.7 million, or 1.3%, from $53.4 million at September 30, 2000 to $52.7 million at June 30, 2001. The decrease in loans is primarily attributable to a slower loan demand and scheduled principal reductions made on the loan portfolio during the nine months ended June 30, 2001.

            The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $49.3 million, or 93.2%, of total gross loans, while consumer loans, including installment loans and loans secured by deposit accounts, totaled $3.6 million, or 6.8%, of total gross loans outstanding at June 30, 2001.

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

            Allowance for Loan Losses. The allowance for loan losses as a percentage of total loans decreased slightly from .6% of loans outstanding at September 30, 2000 to .5% of loans outstanding at June 30, 2001. The dollar amount of the allowance totaled $251,408 at June 30, 2001 as compared to $296,822 at September 30, 2000.

            Charge-off activity for the nine months ended June 30, 2001 and 2000, totaled $86,565 and $18,178, respectively. Recoveries of loans previously charged-off during the nine months ended June 30, 2001 and 2000 totaled $4,150 and $-0-, respectively.

            The Company had $383,000 and $103,000 of non-accrual loans at June 30, 2001 and September 30, 2000, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest. The Company's delinquent loans have increased slightly in recent months due to an increase in the consumer loan portfolio which generates higher yields, but increase the Company's exposure to credit risk.

            The Company had no troubled debt restructurings during the nine month periods ended June 30, 2001 and 2000.

            Mortgage-Backed Securities. The Company invests primarily in adjustable-rate, mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities increased $1.2 million, or 14.5%, from $8.3 million at September 30, 2000 to $9.5 million at June 30, 2001, due to purchases of $1.6 million and scheduled principal payments of $.4 million.

            Deposits. Deposits increased by $4.1 million, or 8.8%, from $46.4 million at September 30, 2000 to $50.5 million at June 30, 2001. The Company continues to offer competitive interest rates on deposits.

            Advances From Federal Home Loan Bank. The Company's advances from the FHLB totaled $9.8 million at June 30, 2001 as compared to $11.7 million at September 30, 2000. During the nine months ended June 30, 2001, the Company had borrowings of $1.8 million and repayments of $3.7 million.

            Stockholders' Equity. Stockholders' equity totaled $8.6 million at June 30, 2001 as compared to $9.3 million at September 30, 2000. The Company's net income for the period was offset by dividends declared, the release of common stock shares to the employee benefit plans, and the purchase of treasury shares.

            Results of Operations - Three Months Ended June 30, 2001 as Compared to Three Months ended June 30, 2000

            Net income decreased $49,433, or 46.7%, from $105,742 for the quarter ended June 30, 2000 to $56,309 for the comparable 2001 quarter. Net income per share was $.13 and $.21 for the 2001 and 2000 quarters, respectively, both basic and assuming full dilution. The decrease in net income resulted from a decrease in net interest income of $22,693, or 4.7%, and increases in non-interest expense of $37,849, or 10.5%, and the provision for loan losses of $12,000, or 200.0%, offset by an increase in non-interest income of $2,270 or 6.3%, and a decrease in the provision for income taxes of $20,839, or 43.0%.

            Total interest income increased $45,238, or 3.7%, from $1,215,424 for the three months ended June 30, 2000 to $1,260,662 for the comparable 2001 period. The increase was primarily attributable to increased interest earned on loans receivable of $28,841 due to increased yields earned on the variable rate loan portfolio during the 2001 period as compared to the 2000 period. Interest income on mortgage-backed securities and other interest-earning assets increased $9,701 and $6,359, respectively, due to an increased volume of such assets, while interest income on investment securities remained relatively unchanged totaling $41,023 and $40,686, respectively, for the 2001 quarter as compared to the 2000 quarter.

            Total interest expense increased $67,931, or 9.3%, from $732,024 for the quarter ended June 30, 2000 to $799,955 for the quarter ended June 30, 2001, such increase being primarily attributable to a higher volume of interest-bearing deposits, offset by a decrease in interest on advances from the Federal Home Loan Bank due to a lower volume of such advances during the 2001 quarter as compared to the 2000 quarter.

            The Company provided $18,000 for loan losses during the 2001 quarter as compared to $6,000 for the 2000 quarter to correspond with an increase in non-mortgage loan delinquencies. After such provisions, management believes the allowance for loan losses is adequate at June 30, 2001 and 2000.

            The $2,270 increase in non-interest income, from $36,059 for the 2000 quarter to $38,329 for the 2001 quarter, resulted primarily from an increase of $9,802 in other non-interest income, which consists of service charges on deposit accounts and other commissions and fees, offset by a $7,532 decrease in gains on sales of foreclosed real estate.

            The $37,849 increase in non-interest expense, from $359,305 for the 2000 quarter to $397,154 for the comparable 2001 quarter, resulted primarily from increases in professional services expenses of $22,983, compensation and benefits of $7,788, and other non-interest expenses of $5,645. Professional services expenses increased due to costs associated with the Company's adoption of a stockholder protection rights agreement, while compensation and benefits increased due to an increase in the number of employees and from increased costs of employee insurance. The increase in other non-interest expenses was not attributable to any one significant factor.

            The $20,839 decrease in the provision for income taxes, from $48,412 for the 2000 quarter to $27,573 for the comparable 2001 quarter, resulted from lower pretax income.

            Results of Operations - Nine Months Ended June 30, 2001 as Compared to Nine Months Ended June 30, 2000

            Net income decreased $82,755, or 30.9%, from $267,867 for the nine months ended June 30, 2000 to $185,112 for the nine months ended June 30, 2001. Net income per share for the 2001 nine month period totaled $.41 per share, both basic and assuming full dilution. This compared to $.52 per share, both basic and assuming full dilution for the 2000 comparable period. The decrease in net income resulted from a decrease in net interest income of $33,287, or 2.4%, and increases in the provision for loan losses of $20,500, or 124.2%, and non-interest expense of $75,551 or 6.9%, offset by an increase in non-interest income of $5,773, or 6.3%, and a decrease in the provision for income taxes of $40,810, or 32.9%.

            Total interest income increased $276,112, or 7.9%, from $3,497,951 for the nine months ended June 30, 2000 to $3,774,063 for the comparable 2001 nine month period. The increase was primarily due to increased interest earned on loans receivable of $259,154, and interest on other interest-earning assets and mortgage-backed securities of $18,765 and $16,252, respectively, offset by a decrease in interest earned on investment securities of $18,059. Interest on loans receivable, other interest-earning assets, and mortgage-backed securities increased primarily due to higher volumes of such assets during the 2001 period as compared to the 2000 period. The decrease in interest on investment securities resulted primarily from a decrease in the volume of these securities during the

2001 nine month period as compared to the 2000 nine month period.

            Total interest expense increased $309,399, or 14.8%, from $2,087,817 for the 2000 nine month period to $2,397,216 for the 2001 nine month period, such increase reflecting the higher volume of interest-bearing deposits during the 2001 period as compared to the 2000 period, partially offset by a decline in the average balance of advances from the Federal Home Loan Bank.

            The Company provided $37,000 for loan losses during the 2001 nine month period as compared to $16,500 for the 2000 nine month period due to an increase in non-mortgage loan delinquency, and to bring the allowance for loan losses to acceptable levels based upon the internal loan classification system.

            The $5,773 increase in non-interest income, from $91,817 for the nine months ended June 30, 2000 to $97,590 for the nine months ended June 30, 2001, resulted primarily from $14,030 of increased service charges, commissions and fees, offset by decreases in gains on sales of foreclosed real estate and office property of $7,532 and $725, respectively.

            The $75,551 increase in non-interest expense, from $1,093,561 for the 2000 nine month period to $1,169,112 for the comparable 2001 period resulted primarily from increases in compensation and benefits of $32,082, professional services expenses of $24,293, directors' fees and expenses of $10,093, and other non-interest expenses of $7,543, partially offset by decreases in SAIF deposit insurance premiums and franchise taxes of $5,170 and $3,873, respectively. Compensation and benefits increased primarily due to an increase in the number of employees and from increased costs of employee insurance, while professional services increased due to costs associated with the Company's adoption of a stockholder protection rights agreement. The increase in directors' fees and expenses was primarily attributable to the directors attending a national training conference, while the increase in other non-interest expenses was not due to any one significant factor. SAIF deposit insurance premiums decreased due to a lower rate paid on insured deposits, while the decrease in franchise taxes was due to lower levels of taxable stockholders' equity on which such taxes are based.

            The $40,810 decrease in the provision for income taxes, from $124,023 for the nine months ended June 30, 2000 to $83,213 for the nine months ended June 30, 2001 resulted from the decrease in pretax income.

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

            The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 33.4% for the quarter ended June 30, 2001, as compared to 24.7% for the quarter ended September 30, 2000. At June 30, 2001, the Bank's "liquid" assets totaled approximately $13.3 million, which was $11.7 million in excess of the current OTS minimum requirement.

            The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $9.8 million at June 30, 2001.

            Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 2001, the total approved loan commitments outstanding amounted to $1.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totaled $30.3 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

            At June 30, 2001, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 2001, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 2001, the Bank's tangible capital was $7.6 million, or 11.0% of adjusted total assets, core capital was $7.6 million, or 11.0% of adjusted total assets and risk-based capital was $7.9 million, or 20.2% of adjusted risk-weighted assets, exceeding the requirements by $6.6 million, $4.9 million and $4.8 million, respectively.

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

Item 6.     Exhibits and Reports on Form 8-K

            a)  Exhibits:

            No.   Description
            ---   -----------------------------------------------------

            3.1 Certificate of Incorporation of First Federal Financial Bancorp, Inc.(1)

            3.2 Certificate of Amendment of Certificate of Incorporation of First Federal Financial Bancorp, Inc.(2)

            3.3 Amended and Restated bylaws of First Federal Financial Bancorp, Inc.(2)

----------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the SEC on February 26, 1996, as amended.

(2) Incorporated by reference from the 10-QSB filed by the Registrant with the SEC on February 2, 2001

            b) On May 23, 2001, the Registrant filed a Form 8-K reporting the adoption of a stockholder protection rights agreement.

SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 1, 2001                    By: /s/ I. Vincent Rice
      -----------------                     ------------------------------------
                                                I. Vincent Rice, President


Date: August 1, 2001                    By: /s/ Jeffery W. Clark
      -----------------                     ------------------------------------
                                                Jeffery W. Clark, Comptroller