Form 10KSB
period 2001-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2001-12-21
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2001

                                       OR

----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-28020

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Delaware                                       31-1456058
---------------------------------                  -----------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

        415 Center Street
          Ironton, Ohio                                       45638
---------------------------------                   ----------------------------
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

Yes     X         No
     -------          -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Issuer's revenues for its most recent fiscal year:  $5.0 million

As of December 10, 2001, the aggregate value of the 320,289 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 124,615 shares held by all directors and executive officers of the Registrant as a group, was approximately $3.7 million. This figure is based on the last known trade price of $11.55 per share of the Registrant's Common Stock on December 5, 2001.

Number of shares of Common Stock outstanding as of December 10, 2001:  444,904
Transitional Small Business Disclosure Format:  Yes            No    X
                                                    -------       -------

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2001 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         First Federal Financial Bancorp, Inc. (the "Company") is a Delaware corporation and sole stockholder of First Federal Savings Bank of Ironton (the "Savings Bank") which converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank in June 1996. The only significant assets of the Company are the capital stock of the Savings Bank, investment securities, and the Company's loan to its employee stock ownership plan. The business of the Company consists primarily of the business of the Savings Bank. At September 30, 2001, the Company had $71.0 million in total consolidated assets, $62.3 million in total consolidated liabilities and $8.7 million in total consolidated stockholders' equity.

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

         The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on originating real estate loans secured by single-family residential properties in the local markets it serves. See "-Competition." At September 30, 2001, the total gross loan portfolio amounted to $53.0 million, or 74.6% of total consolidated assets, of which $41.1 million, or 77.5%, were single-family residential mortgage loans, $2.7 million, or 5.2%, were multi-family residential loans, $5.1 million, or 9.6%, were commercial real estate loans and $4.1 million, or 7.7%, were comprised of other loans, including home improvement loans, automobile loans, home equity loans and loans secured by savings accounts.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed and related securities (hereinafter "mortgage-backed securities"), municipal and corporate debt securities and other short-term investments. At September 30, 2001, investment securities (both "held to maturity" as well as "available for sale") were $3.5 million, or 4.9% of total consolidated assets, and mortgage-backed securities (both "held to maturity" as well as "available for sale") were $10.5 million, or 14.8% of total consolidated assets. The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits and advances from the Federal Home Loan Bank ("FHLB") and noninterest expenses. Funds are provided primarily by deposits and FHLB advances, amortization and prepayments of outstanding loans and mortgage-backed securities and other sources.

         Operating characteristics of the Company and the Savings Bank in recent years include the following:

         - PROFITABILITY. For the year ended September 30, 2001, the Company had net income of $268,000 as compared to $356,000 and $240,000 for the years ended September 30, 2000 and 1999, respectively. The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income amounted to $1.9 million, $1.9 million and $1.7 million for the years ended September 30,

                  2001, 2000 and 1999, respectively. The interest rate spreads were 2.25%, 2.32% and 2.18% for the years ended September 30, 2001, 2000 and 1999, respectively. Return on average assets was .39%, .53% and .37% for the years ended September 30, 2001, 2000 and 1999, respectively.

         - NON-INTEREST INCOME. Non-interest income historically has not been a source of profitability for the Company. However, in recent years, the Company has focused on increasing its market share of transaction accounts which has resulted in increased service fee income. Other non-interest income, including service fee income totaled $128,000 for the year ended September 30, 2001, as compared to $106,000 and $101,000 for the years ended September 30, 2000 and 1999, respectively.

         - NON-INTEREST EXPENSE. The Company's ratio of noninterest expense to average total consolidated assets amounted to 2.23% for the year ended September 30, 2001 and averaged 2.21% for the three years ended September 30, 2001.

         - ASSET QUALITY. Management of the Company believes that good asset quality is the key to long-term financial strength and, as a result, the Company's investments are intended to maintain asset quality and control credit risk. In accordance with this approach, the Company has predominantly emphasized single-family residential real estate loans, which comprised 77.5% of total loans receivable at September 30, 2001. As of such date, total non-performing assets constituted $522,000, or .74% of total consolidated assets.

         - STRONG CAPITAL POSITION. At September 30, 2001, the Company had total stockholders' equity of $8.7 million. The Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.3%, 10.3% and 18.9%, respectively, as compared to the minimum requirements of 1.5%, 4.0% and 8.0%, respectively.

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

LENDING ACTIVITIES

         GENERAL. The Company's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Lawrence County, Ohio. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company does not originate either FHA-insured or VA-guaranteed real estate loans. The Company's single-family residential loans constituted 77.5% of the total loan portfolio at September 30, 2001. To a significantly lesser extent, the Company's loan portfolio also includes loans secured by multi-family residential properties and commercial real estate, loans secured by savings deposits, automobile loans, home improvement loans and miscellaneous other loans.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                       September 30,
                                 -------------------------------------------------------
                                       2001               2000                1999
                                 ----------------   ---------------   ------------------
                                 Amount      %      Amount      %     Amount         %
                                 ------     ---     ------     ---    ------        ---
                                                (Dollars in Thousands)
Real estate loans:
   Single-family residential     $41,069    77.5%   $43,271    79.8%  $41,355      82.1%
   Multi-family residential        2,739     5.2      2,440     4.5     1,681       3.3
   Commercial real estate          5,088     9.6      4,369     8.1     4,143       8.2
                                 -------   -----    -------   -----   -------     -----
     Total real estate loans      48,896    92.3     50,080    92.4    47,179      93.6
                                 -------   -----    -------   -----   -------     -----
Non-real estate loans:
   Loans secured by savings
     accounts                        656     1.2        701     1.3       744       1.5
   Home improvement                  236      .4        290      .5       211        .4
   Automobile                      1,002     1.9        973     1.8       798       1.6
   Other(1)                        2,212     4.2      2,176     4.0     1,489       2.9
                                 -------   -----    -------   -----   -------     -----
     Total other loans             4,106     7.7      4,140     7.6     3,242       6.4
                                 -------   -----    -------   -----   -------     -----
     Total loans                  53,002   100.0%    54,220   100.0%   50,421     100.0%
                                           -----              -----               -----
                                           -----              -----               -----

Less:
   Unearned interest                     (209)                (255)               (206)
   Loans in process                      (111)                (115)               (108)
   Deferred loan fees                    (159)                (136)               (112)
   Allowance for loan losses             (248)                (297)               (292)
                                      -------              -------             -------
     Net loans                        $52,275              $53,417             $49,703
                                      -------              -------             -------
                                      -------              -------             -------

------------------
(1)  Comprised primarily of unsecured consumer loans and home equity loans.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                                          Due 1-3     Due 3-5    Due 5-10    Due 10-15    Due 15
                                Due 1      years       years      years        years     years and
                               year or     after       after      after        after     more after
                                less      9/30/01     9/30/01    9/30/01      9/30/01     9/30/01       Total
                              --------    -------    --------   ---------    ---------   ----------    --------
                                                            (In Thousands)

Single-family residential     $ 2,064     $ 2,909     $ 3,146     $ 8,142     $10,581     $14,227     $41,069
Multi-family residential           66         152         124         289         336       1,772       2,739
Commercial real estate            184         349         400       1,188       1,246       1,721       5,088
Non-real estate                 2,297       1,210         467         132        --          --         4,106
                              -------     -------     -------     -------     -------     -------     -------
     Total                    $ 4,611     $ 4,620     $ 4,137     $ 9,751     $12,163     $17,720     $53,002
                              -------     -------     -------     -------     -------     -------     -------
                              -------     -------     -------     -------     -------     -------     -------

         The following shows for the total loans due after one year from September 30, 2001 the type and amount which have fixed interest rates and those which have adjustable interest rates.


                                            Fixed        Floating or
                                            Rates      Adjustable-Rates      Total
                                           --------    ----------------    ---------
                                                         (In Thousands)
Real estate loans:
   Single-family residential                $13,416         $25,589         $39,005
   Multi-family residential                     222           2,451           2,673
   Commercial real estate                     1,775           3,129           4,904
                                            -------         -------         -------
     Total real estate loans                 15,413          31,169          46,582
                                            -------         -------         -------
Non-real estate loans:
   Loan secured by savings accounts            --              --              --
   Home improvement                             169            --               169
   Automobile                                   720            --               720
   Other(1)                                     908              12             920
                                            -------         -------         -------
     Total other loans                        1,797              12           1,809
                                            -------         -------         -------
         Total loans                        $17,210         $31,181         $48,391
                                            -------         -------         -------
                                            -------         -------         -------

-----------------
(1)  Comprised primarily of unsecured consumer loans and home equity loans.

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

                                                             Year Ended September 30,
                                                  --------------------------------------------
                                                    2001              2000              1999
                                                  ----------      --------------     ---------
                                                                  (In Thousands)
Loan originations:
   Single-family residential                      $  6,454          $  9,048          $ 11,116
   Multi-family residential                          1,299             1,422                58
   Commercial real estate                            1,173               570             4,538
   Non-real estate                                   1,976             2,568             1,776
                                                   -------            ------            ------
     Total loans originated                         10,902            13,608            17,488
   Loan principal reductions                       (10,225)           (8,001)           (9,235)
                                                   -------            ------            ------

     Net increase before other items                   677             5,607             8,253
Decrease due to other items, net                    (1,819)           (1,893)           (3,193)
                                                   -------            ------            ------
Net increase (decrease) in loan portfolio         $ (1,142)         $  3,714          $  5,060
                                                   -------            ------            ------
                                                   -------            ------            ------


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

         Under applicable federal regulations, the permissible amount of loans to one borrower may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2001, the Company's five largest loans or groups of loans to one borrower, including related entities, ranged from an aggregate of $737,000 to $984,000 and the Company's loans-to-one-borrower limit was $1.1 million at such date. All of such loans were performing as of September 30, 2001.

         SINGLE-FAMILY RESIDENTIAL LOANS. The Company's single-family residential mortgage loans consist almost exclusively of conventional loans. The Company originates solely for portfolio retention and has never sold any loans originated. The single-family residential mortgage loans offered by the Company currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans have maturities of up to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At September 30, 2001, $13.8 million, or 33.6%, of the Company's single-family residential mortgage loans were fixed-rate loans.

         The adjustable-rate loans currently offered by the Company have maturities which range up to 30 years, with interest rates which adjust every year in accordance with a Federal Housing Finance Board index of national contract averages of single-family loans closed in the prior month, plus a margin. The margin established by the Company may be more or less than the Federal Housing Finance Board index rate. The Company's adjustable-rate residential loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date and 5% over the life of the loan. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be fully amortized by the end of the loan term and, thus, do not permit so-called negative amortization. With the decline in market rates of interest over the past few years, the Company's customers have shown a preference for adjustable-rate loans. Originations of adjustable-rate residential loans constituted 69.6%, 48.5% and 46.0% of total origination of single-family residential loans during the years ended
September 30, 2001, 2000 and 1999, respectively. At September 30, 2001,
$27.3 million, or 66.4%, of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

         The Company currently will lend up to the lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property. Most loans are made for up to 80% of the lesser of the purchase price or appraised value. Beginning in May 1994, however, the Company initiated a "First Time Homebuyer's Program," which has been popular with customers, pursuant to which it will lend up to the lesser of 90% of the purchase price or the appraised value of the property and offer an interest rate which is .25% below its quoted rate. A prospective borrower must otherwise meet the Company's underwriting standards. The Company requires either private mortgage insurance or sufficient funds on deposit in a savings account with the Company on any loans which are originated with a loan-to-value ratio of greater than 80%, with the exception of "First Time Homebuyer's

Program" loans. The Company's "First Time Homebuyer's Program" contributed 15.6%, 23.9% and 14.1% of total residential originations during fiscal 1999, 2000 and 2001.

         The Company began offering home equity loans secured by the underlying equity in the borrower's home to those borrowers with whom it has a first mortgage loan in April 1996. Such home equity loans are amortizing loans with a maximum term of 20 years. The Company's home equity loans require combined loan-to-value ratios of 95% or less, depending on the borrowers debt to income ratio.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. At September 30, 2001, the Company's multi-family residential loan portfolio was comprised of twelve loans, all of which are secured by apartment buildings, which contain between 5 and 37 units. The Company will originate loans up to 80% of the value of the security property for terms of up to 20 years. At
September 30, 2001, the Company had $2.7 million, or 5.2% of the total loan portfolio, invested in multi-family residential loans.

         At September 30, 2001, the Company's commercial real estate portfolio was comprised of 49 loans, with principal balances of up to $945,000. The properties which secure such loans are primarily local facilities and include land and improved land, a warehouse, churches, a multi-purpose building, a funeral home, and various other small commercial facilities. The Company will originate loans for up to 70% of the appraised value for terms of up to 20 years. At September 30, 2001, the Company's commercial real estate loan portfolio amounted to $5.1 million, or 9.6% of the total loan portfolio.

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

         NON-REAL ESTATE LOANS. At September 30, 2001, the Company had $656,000, or 1.2% of the total loan portfolio, invested in loans secured by savings accounts. The Company will originate such loans in an amount up to 95% of the account balance at 2% over the rate paid on the account. In addition, as of such date, the Company had $1,002,000, or 1.9% of the total loan portfolio, invested in new and used automobile loans, which are fixed-rate loans with terms ranging up to five years in the case of loans on new cars and shorter terms for loans on used cars; $236,000, or .4% of the total loan portfolio, invested in home improvement loans and $2,212,000, or 4.2% of the total loan portfolio, invested in other miscellaneous loans, primarily small, short-term unsecured loans to customers, lines of credit, and home equity loans.

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

                                                                        September 30,
                                                            -------------------------------------
                                                              2001           2000         1999
                                                            --------       --------     ---------
                                                                    (Dollars in Thousands)
Non-accruing loans:
   Single-family residential                                 $  204         $  206        $  153
                                                            --------       --------      --------
         Total non-accruing loans                               204            206           153
                                                            --------       --------      --------
Accruing loans greater than
   90 days delinquent                                             7             15            21
                                                            --------       --------      --------
         Total non-performing loans(1)                          211            221           174
                                                            --------       --------      --------
Real estate owned(1)                                            311            --             45
                                                            --------       --------      --------
     Total non-performing assets                             $  522         $  221        $  219
                                                            --------       --------      --------
                                                            --------       --------      --------
     Total  non-performing  loans as a percentage  of
       total loans                                             0.40%          0.41%         0.30%
                                                            --------       --------      --------
                                                            --------       --------      --------
     Total  non-performing  assets as a percentage of
       total assets                                            0.74%          0.33%         0.34%
                                                            --------       --------      --------
                                                            --------       --------      --------

-----------------
(1) At September 30, 2001, non-accruing single family residential loans consist of seven loans with balances ranging from $15,000 to $60,000, as compared to five loans with balances ranging from $34,000 to $51,000 at September 30, 2000. Accruing loans greater than 90 days delinquent at September 30, 2001 consist of two installment loans, the largest of which was $3,600, as compared to five installment loans at September 30, 2000, the largest of which was $4,700. Management does not expect any material losses to be sustained as a result of these non-accrual loans.

         For the years ended September 30, 2001 and 2000, gross interest income which would have been recorded had the loans accounted for on a non-accrual basis been current in accordance with their original terms amounted to $10,844 and $10,778, respectively. For the years ended September 30, 2001 and 2000, $5,746 and $7,086 were included in interest income for these same loans prior to the time they were placed on non-accrual status.

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

                                                                           Year Ended
                                                                          September 30,
                                                            ----------------------------------------
                                                              2001            2000            1999
                                                            ----------    ------------    ----------
                                                                      (Dollars in Thousands)

Balance at beginning of period                                $ 297           $ 292           $ 288
                                                              -----           -----           -----

Charge-offs:
   Single-family residential                                    (14)            (20)             (9)
   Consumer and other                                           (92)             (4)             (3)

Recoveries:
   Single-family residential                                   --                 6            --
   Consumer and other                                             2            --              --
                                                              -----           -----           -----
   Net (charge-offs) recoveries                                (104)            (18)            (12)
                                                              -----           -----           -----
   Provision for loan losses                                     55              23              16
                                                              -----           -----           -----
Balance at end of period                                      $ 248           $ 297           $ 292
                                                              -----           -----           -----
                                                              -----           -----           -----

Allowance for loan losses as a percent of total
   loans outstanding                                           0.47%           0.55%           0.59%
                                                              -----           -----           -----
                                                              -----           -----           -----

Ratio of net charge-offs to average loans outstanding          0.20%           0.03%           0.02%
                                                              -----           -----           -----
                                                              -----           -----           -----


         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.


                                                                          September 30,
                                      ----------------------------------------------------------------------------------------
                                               2001                           2000                            1999
                                      ---------------------------    -------------------------      --------------------------
                                                     Percent of                     Percent of                      Percent of
                                                      Loans to                       Loans to                        Loans to
                                      Amount         Total Loans       Amount      Total Loans        Amount        Total Loans
                                      ------         -----------       ------      -----------        ------        -----------
                                                                     (Dollars in Thousands)

Single-family residential              $ 205            82.6%          $ 237           79.8%          $ 240             82.1%
Multi-family residential                  13             5.3              13            4.5              10              3.3
Commercial real estate                    25            10.1              24            8.1              24              8.2
Other loans                                5             2.0              23            7.6              18              6.4
                                      ------         -----------       ------      -----------        ------        -----------
         Total                         $ 248           100.0%          $ 297          100.0%          $ 292            100.0%
                                      ------         -----------       ------      -----------        ------        -----------
                                      ------         -----------       ------      -----------        ------        -----------


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

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. At September 30, 2001, the Company had an aggregate of $3.9 million, or 37.1% of total mortgage-backed securities (held to maturity and available for sale), invested in GNMA, FNMA and FHLMC certificates and, as of such date, the Company had $6.6 million, or 62.9% of total mortgage-backed securities, invested in eleven collateralized mortgage obligations ("CMOs").

         In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The Company's CMO's were issued by the GNMA, FNMA and FHLMC and are performing in accordance with their terms. As of September 30, 2001, the Company did not own any mortgage-related securities designated as "high-risk mortgage securities" under OTS pronouncements.

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

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At September 30, 2001, none of the Company's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

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

         The following table sets forth the composition of the Company's mortgage-backed securities held to maturity at the dates indicated.


                                                                    September 30,
                                                    --------------------------------------------
                                                       2001             2000              1999
                                                    ----------       ----------        ---------
                                                                 (Dollars in Thousands)

GNMA certificates                                    $    15           $    17           $    18
FNMA certificates                                      1,012               808             1,013
FHLMC certificates                                     1,131             1,371             1,703
Collateralized mortgage obligations                    2,035             1,577             1,584
                                                    ----------       ----------        ---------
    Total mortgage-backed securities held to
      maturity                                         4,193             3,773             4,318
Unamortized premiums                                     106               108               131
Unearned discounts                                        (3)               (4)               (6)
                                                    ----------       ----------        ---------
    Net mortgage-backed securities held to
      maturity                                       $ 4,296           $ 3,877           $ 4,443
                                                    ----------       ----------        ---------
                                                    ----------       ----------        ---------

Weighted average interest rate                          6.25%             6.25%             6.31%
                                                    ----------       ----------        ---------
                                                    ----------       ----------        ---------


         The following table sets forth the composition of the Company's mortgage-backed securities available for sale at the dates indicated.


                                                                               September 30,
                                                             -------------------------------------------------
                                                               2001                 2000                 1999
                                                              ------               ------               ------
                                                                          (Dollars in Thousands)
GNMA certificates                                             $  520               $  375               $  445
FNMA certificates                                                913                  400                  461
FHLMC certificates                                               213                  268                  318
Collateralized mortgage obligations                            4,556                3,645                3,644
                                                              ------               ------               ------
    Total mortgage-backed securities available
      for sale                                                 6,202                4,688                4,868

Unamortized premiums                                              71                   31                   37
Unearned discounts                                              (111)                (113)                (121)
Unrealized holding gain (loss) on mortgage-backed
   securities available for sale                                  41                 (195)                 (81)
                                                              ------               ------               ------

       Net mortgage-backed securities available for
         sale                                                $ 6,203              $ 4,411              $ 4,703
                                                              ------               ------               ------
                                                              ------               ------               ------

Weighted average interest rate                                  5.74%                5.82%                5.85%
                                                              ------               ------               ------
                                                              ------               ------               ------

The following table sets forth the activity in the Company's aggregate mortgage-backed securities portfolio (held to maturity and available for sale) during the periods indicated.

                                                         At or For the Year Ended
                                                                September 30,
                                               ----------------------------------------------
                                                  2001             2000              1999
                                               -----------    --------------    -------------
                                                               (In Thousands)
Mortgage-backed securities at
  beginning of period                           $  8,288          $  9,146          $ 10,887

Purchases                                          2,997              --                --

Repayments                                        (1,019)             (720)           (1,549)

Sales                                               --                --                --

Accretion and amortization, net                       (3)              (24)              (13)

Net change in unrealized holding
  gain on available for sale securities              236              (114)             (179)
                                                --------            ------            ------
Mortgage-backed securities at
  end of period                                 $ 10,499          $  8,288          $  9,146
                                                --------            ------            ------
                                                --------            ------            ------


         At September 30, 2001, the weighted average contractual maturity of the Company's aggregate mortgage-backed securities (held to maturity and available for sale) was approximately 21 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

         INVESTMENT SECURITIES. The following table sets forth certain information relating to the Company's investment securities held to maturity at the dates indicated.


                                             September 30,
                                ------------------------------------
                                 2001           2000           1999
                                ------        --------        ------
                                          (In Thousands)
U.S. Government agency
  securities                    $1,348         $  491         $  495
Municipal bonds                    883          1,089          1,091
Certificates of deposit           --             --              190
FHLB stock                         649            599            541
                                ------        --------        ------
       Total                    $2,880         $2,179         $2,317
                                ------        --------        ------
                                ------        --------        ------


         The following table sets forth certain information relating to the Company's investment securities available for sale at the dates indicated.

                                                                September 30,
                                                    -----------------------------------
                                                     2001           2000          1999
                                                    ------         ------        ------
                                                               (In Thousands)

U.S. Government agency securities                    $ 655         $ 350          $ 800
                                                    ------         ------        ------
   Total investment securities
     available for sale                                655           350            800
Unrealized holding gain (loss) on investment
  securities available for sale                          4            (4)            (9)
                                                    ------         ------        ------
Net investment securities available for sale         $ 659         $ 346          $ 791
                                                    ------         ------        ------
                                                    ------         ------        ------

         The following table sets forth certain information regarding the maturities of the Company's investment securities at September 30, 2001.


                                                             Contractually Maturing
                       ------------------------------------------------------------------------------------------------
                                    Weighted                 Weighted                Weighted                 Weighted
                        Under 1     Average                   Average     6-10        Average     Over 10     Average
                          Year       Yield     1-5 Years      Yield       Years        Yield       Years       Yield
                       --------   -----------  ---------     ---------    -----      ---------    --------    ---------
                                                             (Dollars in Thousands)
U.S. Government
  agency securities     $ --       -- %        $ --           -- %        $ 1,902      6.25%      $ 105        6.42%
Municipal bonds           100     4.60           643         5.40             140      4.90         --           --
FHLB stock                --       --            --           --              --        --          649        7.05
                        ------                 -----                     --------                 -----
       Total            $ 100     4.60%        $ 643         5.40%        $ 2,042      6.07%      $ 754        6.94%
                        ------    -----        -----         -----       --------      -----      -----        -----
                        ------    -----        -----         -----       --------      -----      -----        -----


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

         The Company's deposits are obtained from residents in its primary market area. The Company attracts local deposit accounts by offering competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media, radio and television advertising.

         The following table sets forth the dollar amount and average interest rates of deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                            September 30,
                               -----------------------------------------------------------------------
                                      2001                     2000                    1999
                               -----------------------  ----------------------  ----------------------
                                Amount     Percentage    Amount    Percentage   Amount      Percentage
                               ---------  ------------  --------  ------------  --------  ------------
                                                        (Dollars in Thousands)
Certificate accounts:
     2.00 - 4.00%              $   480          .9%      $  --           -- %   $   531         1.1%
     4.01 - 6.00%               32,376        63.3         4,986        10.8     25,950        54.4
     6.01 - 8.00%                7,053        13.8        30,884        66.6      9,787        20.5
                               -------       ------      -------       ------   -------       ------
Total certificate accounts      39,909        78.0        35,870        77.4     36,268        76.0
                               -------       ------      -------       ------   -------       ------

Transaction accounts:
     Passbook accounts           8,695        17.0         8,343        18.0      9,258        19.4
     Christmas Club                 96          .2            89          .2        103          .2
     Demand accounts             2,416         4.8         2,064         4.4      2,114         4.4
                               -------       ------      -------       ------   -------       ------

Total transaction accounts      11,207        22.0        10,496        22.6     11,475        24.0
                               -------       ------      -------       ------   -------       ------

Total deposits                 $51,116       100.0%      $46,366       100.0%   $47,743       100.0%
                               -------       ------      -------       ------   -------       ------
                               -------       ------      -------       ------   -------       ------

         The following table sets forth the deposits activities of the Company during the periods indicated.

                                          Year Ended September 30,
                                    -------------------------------------
                                       2001         2000          1999
                                    ---------    ---------     ----------
                                               (In Thousands)
Deposits                            $ 59,212      $ 51,560      $ 46,336
Withdrawals                          (56,551)      (54,704)      (45,805)
                                    ---------    ---------     ----------

     Net increase (decrease)
       before interest credited        2,661        (3,144)          531
Interest credited                      2,089         1,767         1,775
                                    ---------    ---------     ----------

     Net increase (decrease) in
       deposits                     $  4,750      $ (1,377)     $  2,306
                                    ---------    ---------     ----------
                                    ---------    ---------     ----------

         The following table shows the contractual interest rate and maturity information for the Company's certificates of deposit at September 30, 2001.


                                     Maturity Date
               ---------------------------------------------------------
               One Year or    Over        Over        Over
                  Less      1-2 Years   2-3 Years   3 Years       Total
               -----------  ---------  ----------  ---------    --------
                                    (In Thousands)
2.00 - 4.00%     $   480     $  --       $  --       $  --       $   480
4.01 - 6.00%      29,548         730       1,851         247      32,376
6.01 - 8.00%       2,960       3,138         791         164       7,053
               -----------  ---------  ----------  ---------    --------

   Total         $32,988     $ 3,868     $ 2,642     $   411     $39,909
               -----------  ---------  ----------  ---------    --------
               -----------  ---------  ----------  ---------    --------

         The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 2001. The Company does not use brokered deposits and the substantial majority of all funds are from within the local market area.

                                                        Certificates of deposit maturing
                                                              in quarter ending:
                                                        --------------------------------
                                                                (In Thousands)
          December 31, 2001                                        $ 1,695
          March 31, 2002                                             1,287
          June 30, 2002                                              1,166
          September 30, 2002                                         1,229
          After September 30, 2002                                   1,304
                                                                   -------

 Total certificates of deposit with
   balances of $100,000 or more                                    $ 6,681
                                                                   -------
                                                                   -------


         BORROWINGS. The Company may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2001, the Company had $10.8 million in outstanding advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of the Company's FHLB advances during the periods indicated.

                                         Year Ended September 30,
                                    ----------------------------------
                                      2001        1999          1998
                                    --------   ----------    ---------
                                          (Dollars in Thousands)
Maximum balance                     $12,087      $11,746      $ 7,846
Average balance                      10,318       10,056        7,123
Year end balance                     10,837       11,690        7,846
Weighted average interest rate:
       At end of year                  4.54%        6.31%        5.33%
       During the year                 5.60         6.07         5.18

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

         The Company's primary market area is Lawrence County, Ohio. Lawrence County has four banks with eleven offices and four thrift institutions with eight offices which all compete for deposits and loans. Lawrence County has a very competitive financial institution market dominated in total deposits by banks. The Company is much smaller in size than many of its competitors in terms of assets and is less diversified.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2001, the Savings Bank was in compliance with the above restrictions.

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

         THE SAVINGS BANK. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The last regulatory examination of the Savings Bank by the OTS was as of April 23, 2001. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

         Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Savings Bank's one-time special assessment amounted to $269,363 ($177,780 net of related tax benefits). The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by such an amount. Nevertheless, this one-time special assessment did not have a material adverse effect on the Company's consolidated financial condition or cause non-compliance with the Savings Bank's regulatory capital requirements.

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally ranged from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members paid 6.4 basis points to fund the FICO, while BIF member institutions paid about 1.3 basis points. The Savings Bank's insurance premiums, which amounted to 23 basis points were reduced to 6.4 basis points, effective January 1, 1997, and has been further reduced to 1.84 basis points at September 30, 2001.

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

         At September 30, 2001, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 2001, the Savings Bank's liquidity ratio was 31.1%.

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

         The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At September 30, 2001, approximately 90.2% of the Savings Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Savings Bank under the QTI Test in effect at that time.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2001, the Savings Bank had $10.8 million in FHLB advances.

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 2001, the Savings Bank had $648,900 in FHLB stock, which was in compliance with this requirement.

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

         FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 2001, the Savings Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         At December 31, 2000, the federal income tax reserves of the Savings Bank included $1.3 million for which no federal income tax has been provided. All of this amount is attributable to pre-1987 bad debt reserves.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 2001, the Savings Bank had no NOL carryforwards for federal income tax purposes.

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

         The Savings Bank's federal income tax returns for the tax years ended December 31, 1998 forward are open under the statute of limitations and are subject to review by the IRS.

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

         The Company will be subject to an Ohio franchise tax only to the extent it is determined to be doing business in Ohio. The Company, a Delaware corporation, does not expect to transact business in Ohio. To the extent that the Ohio franchise tax is determined to apply to the Company, the tax is computed based on the greater of a Company's tax liability as determined under separate net worth and net income computations. The Company would exclude its investment in the Savings Bank in determining its tax liability under the net worth computation. The tax liability under the net worth computation will be computed at 0.014% of the Company's net taxable value. The tax liability under the net income method would be computed at a graduated rate not exceeding 8.72% of the Company's Ohio taxable income.

         The Savings Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.3% for the 2001 return, which is based on net worth as of December 31, 2001.

         The Savings Bank's state franchise tax returns for the tax years ended December 31, 1998 forward are open under the statute of limitations and are subject to review by state taxing authorities.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's principal executive office is located at 415 Center Street, Ironton, Ohio 45638. The following table sets forth certain information with respect to the offices and other properties of the Savings Bank at September 30, 2001.

                                                                 Net Book Value of
     Description/Address                      Leased/Owned           Property           Deposits
------------------------------------------    ------------      -------------------    -----------
                                                                  (In Thousands)
MAIN OFFICE(1)
--------------
415 Center Street
Ironton, Ohio 45638                               Owned                 $929             $ 37,780

BRANCH OFFICE(2):
----------------
201 State Street
Proctorville, Ohio  45669                         Owned                 $739             $ 13,336

----------------

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 44 of the Company's 2001 Annual Report to Stockholders ("Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 3 to 14 of the Company's 2001 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required herein is incorporated by reference from pages 2, and 15 to 41 of the Company's 2001 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required herein is incorporated by reference from pages 3 to 5, and 8 of the Company's Proxy Statement dated December 14, 2001 ("Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 8 to 12 of the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 6 to 7 of the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 12 of the Company's Proxy Statement.

PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  Document filed as part of this Report.

          (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2001 Annual Report.

          Independent Auditor's Report.

          Consolidated Balance Sheets as of September 30, 2001 and 2000.

          Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999.

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

          Notes to Consolidated Financial Statements.

          (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

          (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.


  No.                             Description
-------   -------------------------------------------------------------------------

3.1       Certificate of Incorporation of First Federal Financial Bancorp, Inc.1/
3.2       Bylaws of First Federal Financial Bancorp, Inc.1/
4         Stock Certificate of First Federal Financial Bancorp, Inc.1/
4.1       Stockholder Protection Rights Agreement 2/
10.1      Employment Agreement among First Federal Financial Bancorp, Inc., First
          Federal Savings Bank of Ironton and I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark)*/3/
10.2      Stock Option Plan*/3/
10.3      Recognition and Retention Plan and Trust*/3/
10.4      Employment Agreement among First Federal Financial Bancorp, Inc., First
          Federal Savings Bank of Ironton and I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark) */4/
13        2001 Annual Report to Stockholders specified portion (p. 2 to 41, and 43 and 44) of the Registrant's Annual Report to Stockholders for the year ended September 30, 2001.
21        Subsidiaries of the Registrant - Reference is made to Item 1. "Business"
          for the Required information

-------------

1/     Incorporated by reference from the Registration Statement on Form S-1
(Registration No. 333-1672) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 26, 1996, as amended.

2/     Incorporated by reference from the Form 8-K filed by the Registrant with the SEC on May 23, 2001.

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

                                      FIRST FEDERAL FINANCIAL BANCORP, INC.



                                       By:  /s/ I. Vincent Rice
                                           ------------------------------------
                                           I. Vincent Rice
                                           President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ I. Vincent Rice                                               December 21, 2001
----------------------------------------------------------
I. Vincent Rice
President (Principal Executive Officer)

/s/ Jeffery W. Clark                                              December 21, 2001
----------------------------------------------------------
Jeffery W. Clark
Comptroller (Principal Financial and
Accounting Officer)

/s/ Thomas D. Phillips                                            December 21, 2001
----------------------------------------------------------
Thomas D. Phillips
Chairman

/s/ Edith M. Daniels                                              December 21, 2001
----------------------------------------------------------
Edith M. Daniels
Corporate Secretary and Director

/s/ Edward R. Rambacher                                           December 21, 2001
----------------------------------------------------------
Edward R. Rambacher
Director

/s/ Steven C. Milleson                                            December 21, 2001
----------------------------------------------------------
Steven C. Milleson
Director

/s/ William P. Payne                                              December 21, 2001
----------------------------------------------------------
William P. Payne
Director
