Form 10QSB
period 2001-12-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2002-02-12
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2001
                                               -----------------

                                       OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

                         COMMISSION FILE NUMBER 0-28020
                                                -------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
     -----------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                 31-1456058
    ------------------------------          ---------------------------------
    (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


                     415 CENTER STREET, IRONTON, OHIO 45638
                   ------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

YES      X            NO
    -----------           ----------

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

        AS OF FEBRUARY 8, 2002, THERE WERE ISSUED AND OUTSTANDING 444,904 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES                   NO       X
    -----------           ----------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets (as of December 31,
                2001 (unaudited) and September 30, 2001)..................................................        3

                Consolidated Statements of Income (for the three
                months ended December 31, 2001 (unaudited)
                and 2000 (unaudited)).....................................................................        4

                Consolidated Statements of Changes in Stockholders' Equity (for
                the three months ended December 31, 2001 (unaudited) and
                the year ended September 30, 2001.........................................................        5

                Consolidated Statements of Cash Flows (for the three months ended December 31, 2001 (unaudited)
                and 2000 (unaudited)).....................................................................        6

                Notes to Consolidated Financial Statements................................................        7-9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................        10-13


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................................       14
Item 2.         Changes in Securities.....................................................................       14
Item 3.         Defaults Upon Senior Securities...........................................................       14
Item 4.         Submission of Matters to a Vote of Security Holders.......................................       14
Item 5.         Other Information.........................................................................       14
Item 6.         Exhibits and Reports on Form 8-K..........................................................       14-15

Signatures      ..........................................................................................       16

                      FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                   CONSOLIDATED BALANCE SHEETS

                                                                   December 31,    September 30,
                                                                      2001             2001
                                                                   ------------    ------------
                                                                   (Unaudited)
                                                ASSETS
CASH AND CASH EQUIVALENTS                                          $    964,471    $  2,196,367

INVESTMENT SECURITIES HELD
 TO MATURITY                                                          3,517,248       2,879,973

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                               604,370         659,023

LOANS RECEIVABLE                                                     51,698,747      52,274,784

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                     4,059,877       4,296,086

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                   6,181,133       6,203,315

ACCRUED INTEREST RECEIVABLE                                             353,495         397,696

FORECLOSED REAL ESTATE                                                  284,820         310,593

OFFICE PROPERTIES AND EQUIPMENT                                       1,648,365       1,667,884

OTHER ASSETS                                                             64,038         100,360
                                                                   ------------    ------------

                                                                   $ 69,376,564    $ 70,986,081
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                           $ 50,094,668    $ 51,115,536

ADVANCES FROM FEDERAL HOME LOAN BANK                                 10,152,963      10,837,289

ACCRUED INCOME TAXES PAYABLE:
  Current                                                               (31,661)        (35,975)
  Deferred                                                              142,985         130,505

ACCRUED INTEREST PAYABLE                                                 44,084          47,879

OTHER LIABILITIES                                                       188,818         180,597
                                                                   ------------    ------------

                   Total liabilities                                 60,591,857      62,275,831
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                            4,449           4,471
  Employee benefit plans                                               (350,436)       (371,793)
  Additional paid-in capital                                          4,236,286       4,254,063
  Retained earnings-substantially restricted                          4,843,182       4,792,222
  Accumulated other comprehensive income                                 51,226          31,287
                                                                   ------------    ------------

                   Total stockholders' equity                         8,784,707       8,710,250
                                                                   ------------    ------------

                                                                   $ 69,376,564    $ 70,986,081
                                                                   ============    ============

                FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME

                                                         FOR THE THREE MONTHS ENDED
                                                         --------------------------
                                                         December 31,   December 31,
                                                             2001          2000
                                                         -----------    -----------
INTEREST INCOME:                                         (Unaudited)    (Unaudited)
  Loans receivable-
    First mortgage loans                                 $   940,845    $   976,038
    Consumer and other loans                                  88,769         94,874
  Mortgage-backed and related securities                     129,994        138,454
  Investment securities                                       51,410         39,745
  Other interest-earning assets                                9,910         10,660
                                                         -----------    -----------
                   Total interest income                   1,220,928      1,259,771
                                                         -----------    -----------

INTEREST EXPENSE:
  Interest-bearing checking                                    5,166          5,079
  Passbook savings                                            58,573         57,662
  Certificates of deposit                                    517,150        555,868
  Advances from Federal Home
    Loan Bank                                                119,703        184,768
                                                         -----------    -----------
                   Total interest expense                    700,592        803,377
                                                         -----------    -----------
                   Net interest income                       520,336        456,394

PROVISION FOR LOAN LOSSES                                     16,000          6,000
                                                         -----------    -----------

                   Net interest income after provision
                    for loan losses                          504,336        450,394
                                                         -----------    -----------

NON-INTEREST INCOME:
  Service charges on deposits                                 14,579         14,461
  Other service charges, commissions and fees                 15,746         13,673
  Losses on foreclosed real estate                            (6,646)            --
  Other                                                        2,824          1,796
                                                         -----------    -----------
                   Total non-interest income                  26,503         29,930
                                                         -----------    -----------

NON-INTEREST EXPENSE:
  Compensation and benefits                                  171,598        165,840
  Occupancy and equipment                                     38,603         38,574
  SAIF deposit insurance premium                               2,330          2,436
  Directors' fees and expenses                                26,481         28,124
  Franchise taxes                                             28,334         32,260
  Data processing                                             33,474         32,559
  Advertising                                                 20,038         22,008
  Professional services                                       30,737         29,247
  Other                                                       54,879         45,229
                                                         -----------    -----------
                   Total non-interest expense                406,474        396,277
                                                         -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                     124,365         84,047

PROVISION FOR INCOME TAXES                                    40,113         25,170
                                                         -----------    -----------

NET INCOME                                               $    84,252    $    58,877
                                                         ===========    ===========

EARNINGS PER SHARE:
  Basic                                                  $       .20    $       .13
                                                         -----------    ===========
  Diluted                                                $       .20    $       .13
                                                         -----------    ===========

                                        FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Retained      Accumulated
                                                                Employee     Additional   Earnings-         Other         Total
                                                 Common         Benefit       Paid-in   Substantially   Comprehensive  Stockholders'
                                                  Stock          Plans        Capital     Restricted    Income (Loss)     Equity
                                                  -----          -----        -------     ----------    -------------     ------
BALANCES, September 30, 2000                   $     5,299   $  (456,009)  $ 5,021,867    $ 4,846,126   $  (131,001)   $ 9,286,282

COMPREHENSIVE INCOME:
  Net income, 2001                                    --            --            --          267,612          --          267,612
  Other comprehensive loss, net of tax:
       Change in unrealized loss on invest-
       ments available for sale, net of
       tax of $81,570                                 --            --            --             --         162,288        162,288
                                                                                                                       -----------

TOTAL COMPREHENSIVE INCOME                            --            --            --             --            --          429,900

ESOP SHARES RELEASED, 4,613 shares;
  $11.28 average fair market value                    --          46,130         5,921           --            --           52,051

RRP SHARES AMORTIZED, 2,891 shares                    --          33,966          --             --            --           33,966

DIVIDENDS PAID ($.28 per share)                       --           4,120        (1,033)      (122,398)         --         (119,311)

PURCHASE OF 82,755 TREASURY SHARES                    (828)         --        (772,692)      (199,118)         --         (972,638)
                                               -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, September 30, 2001                         4,471      (371,793)    4,254,063      4,792,222        31,287      8,710,250

COMPREHENSIVE INCOME:
  Net income, three months ended
    December 31, 2001 (unaudited)                     --            --            --           84,252          --           84,252
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $12,306 (unaudited)                    --            --            --             --          19,939         19,939
                                                                                                                       -----------

TOTAL COMPREHENSIVE INCOME (unaudited)                --            --            --             --            --          104,191

ESOP SHARES RELEASED, 1,102 shares;
  $12.27 average fair market
  value (unaudited)                                   --          11,020         2,507           --            --           13,527

RRP SHARES AMORTIZED, 649 shares (unaudited)          --           7,620          --             --            --            7,620

DIVIDENDS PAID ($.07 per share) (unaudited)           --           2,717           572        (27,375)         --          (24,086)

PURCHASE OF 2,233 TREASURY
 SHARES (unaudited)                                    (22)         --         (20,856)        (5,917)         --          (26,795)
                                               -----------   -----------   -----------    -----------   -----------    -----------




BALANCES, December 31, 2001 (unaudited)        $     4,449   $  (350,436)  $ 4,236,286    $ 4,843,182   $    51,226    $ 8,784,707
                                               ===========   ===========   ===========    ===========   ===========    ===========

                         FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Three Months Ended
                                                                           --------------------------
                                                                           December 31,   December 31,
                                                                              2001            2000
                                                                           -----------    -----------
                                                                           (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                             $    84,252    $    58,877
    Adjustments to reconcile net income to net cash
      provided by operating activities -
    Losses on sales of foreclosed real estate                                    6,646           --
    Provision for loan losses                                                   16,000          6,000
    Depreciation                                                                22,922         20,101
    FHLB stock dividends                                                        (9,200)       (11,000)
    Amortization and accretion, net                                             14,629          4,568
    ESOP compensation                                                           13,527         12,505
    RRP compensation                                                             7,620          6,304
    Change in -
     Accrued interest receivable                                                44,201         (7,172)
     Other assets                                                               36,322         43,457
     Deferred income taxes                                                         174          1,979
     Accrued interest payable                                                   (3,795)        (1,124)
     Accrued income taxes                                                        4,314         (9,409)
     Other liabilities                                                           8,221         21,349
                                                                           -----------    -----------
                    Net cash provided by operating activities                  245,833        146,435
                                                                           -----------    -----------

  INVESTING ACTIVITIES:
    Net decrease (increase) in loans                                           579,166        160,138
    Proceeds from maturities of investment securities available for sale       300,000           --
    Purchases of investment securities available for sale                     (250,000)          --
    Proceeds from maturities of investment securities held to maturity         100,000           --
    Purchases of investment securities held to maturity                       (750,000)        (5,900)
    Principal collected on mortgage-backed securities held to maturity         236,289         88,554
    Principal collected on mortgage-backed securities available for sale       212,221         69,002
    Purchases of mortgage-backed securities available for sale                (145,927)          --
    Purchases of office properties and equipment                                (3,403)          (599)
                                                                           -----------    -----------
                    Net cash provided by investing activities                  278,346        311,195
                                                                           -----------    -----------

  FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                     (1,020,868)       363,201
    Dividends paid                                                             (24,086)       (30,075)
    Repayments of FHLB advances                                               (684,326)      (459,270)
    Purchase of treasury stock                                                 (26,795)      (642,953)
                                                                           -----------    -----------
                    Net cash used for financing activities                  (1,756,075)      (769,097)
                                                                           -----------    -----------

  DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,231,896)      (311,467)

  CASH AND CASH EQUIVALENTS, beginning of period                             2,196,367      1,209,531
                                                                           -----------    -----------

  CASH AND CASH EQUIVALENTS, end of period                                 $   964,471    $   898,064
                                                                           ===========    ===========

  NONCASH INVESTING ACTIVITIES:
    Change in unrealized holding loss on investment
     securities available for sale                                         $    32,245    $    (4,438)

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Federal income taxes paid                                                   35,625         32,600
    Interest paid                                                              704,387        804,501

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

                The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2001.

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

        PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements at December 31, 2001 and September 30, 2001, and for the three months ended December 31, 2001 and 2000, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)     COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three month periods ended December 31, 2001 and 2000 was $13,527 and $12,505, respectively.

(4)     STOCK OPTION PLAN

                On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of December 31, 2001. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through December 31, 2001.

(5)     RECOGNITION AND RETENTION PLAN AND TRUST

                On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of December 31, 2001. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended December 31, 2001 and 2000 was $7,620 and $6,304, respectively.

                The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)     PURCHASE OF COMMON STOCK

                During the three months ended December 31, 2001 and the year ended September 30, 2001, the Company purchased 2,233 and 82,755 shares, respectively, of its outstanding common stock at an aggregate cost of $26,795 and $972,638, respectively. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)     EARNINGS PER SHARE

                Basic and full dilution Earnings Per Share (EPS) for the three months ended December 31, 2001 and 2000, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                                    For the Three Months Ended                      For the Three Months Ended
                                        December 31, 2001                                December 31, 2000
                            ------------------------------------------    -------------------------------------------
                                               Shares                                        Shares
                               Income         (Denomi-       Per-Share      Income           (Denomi-       Per-Share
                            (Numerator)         Nator)       Amount        (Numerator)        Nator)         Amount
                            -----------     --------------   ---------    ------------     ------------     ---------
Basic EPS                   $    84,252            423,784   $    0.20    $     58,877          451,605      $  0.13
Effect of Dilative
 Securities-Options              -                     210       -               -                -            -
                            -----------     --------------   ---------    ------------     ------------      -------

Diluted EPS                 $    84,252            423,994   $    0.20    $     58,877          451,605      $  0.13
                            ===========     ==============   =========    ============     ============      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FINANCIAL CONDITION

                ASSETS. Total assets decreased $1.6 million, or 2.3%, from $71.0 million at September 30, 2001 to $69.4 million at December 31, 2001. The decrease consisted primarily of decreases in cash and cash equivalents of $1.2 million, mortgage-backed securities (held to maturity and available for sale) of $.3 million and loans receivable of $.6 million, partially offset by an increase in investment securities held to maturity of $.6 million.

                CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $1.2 million, or 54.5%, from $2.2 million at September 30, 2001 to $1.0 million at December 31, 2001. The decrease resulted from net cash flows provided by operating activities of $.2 million and from investing activities of $.3 million, offset by net cash flows used for financing activities of $1.7 million.

                INVESTMENT SECURITIES. Investment securities consist primarily of U.S. Government agency securities and obligations of states and political subdivisions. Investment securities (held to maturity and available for sale) increased $.6 million, or 17.1%, from $3.5 million at September 30, 2001 to $4.1 million at December 31, 2001.

                LOANS RECEIVABLE. The Company's loans receivable, net, decreased $.6 million, or 1.1%, from $52.3 million at September 30, 2001 to $51.7 million at December 31, 2001. The decrease in loans is attributable to a slower loan demand and principal reductions made on the loan portfolio during the three months ended December 31, 2001.

                LOAN CONCENTRATIONS. The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $48.2 million, or 92.5%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts, and unsecured loans totaled $3.9 million, or 7.5%, of total gross loans outstanding at December 31, 2001.

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

                ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans increased slightly, constituting .51% of total gross loans outstanding at December 31, 2001 as compared to .47% at September 30, 2001. The dollar amount of the allowance totaled $264,000 at December 31, 2001 as compared to $248,000 at September 30, 2001.

                Charge-off activity for the three months ended December 31, 2001 and 2000, totaled $1,043 and $246, respectively. Recoveries totaled $1,203 and $-0- for the three months ended December 31, 2001 and 2000, respectively.

                The Company had $189,000 and $204,000 of non-accrual loans at December 31, 2001 and September 30, 2001, respectively. At the same dates, there were no significant loans greater than

90 days past due which were still accruing interest. The Company had no troubled debt restructurings during the three month periods ended December 31, 2001 and 2000.

                MORTGAGE-BACKED SECURITIES. The Company invests in both fixed-rate and adjustable-rate mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $.3 million, or 2.9%, from $10.5 million at September 30, 2001 to $10.2 million at December 31, 2001, due to scheduled principal repayments of $.4 million, offset by purchases of $.1 million.

                DEPOSITS. Deposits decreased $1.0 million, or 2.0%, from $51.1 million at September 30, 2001 to $50.1 million at December 31, 2001. The Company continues to offer competitive interest rates on deposits, and also utilizes available advances from the FHLB to meet its liquidity and funding requirements.

                ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $10.1 million at December 31, 2001 as compared $10.8 million at September 30, 2001, a decrease of $.7 million, or 6.5%. The decrease was due to $.7 million in payments during the three months ended December 31, 2001.

                STOCKHOLDERS' EQUITY. Stockholders' equity totaled $8.8 million at December 31, 2001, as compared to $8.7 million at September 30, 2001. The Company's net income for the period was offset by dividends paid, the release of common stock shares to the employee benefit plans, and treasury stock purchases.

                RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

                Net income increased $25,375, or 43.1%, from $58,877 for the quarter ended December 31, 2000 to $84,252 for the quarter ended December 31, 2001. Earnings per share were $.20 and $.13 for the 2001 and 2000 quarters, respectively, both basic and assuming full dilution. The increase in net income consisted of an increase in net interest income of $63,942, or 14.0%, offset by a decrease in non-interest income of $3,427, or 11.5%, and increases in the provision for loan losses of $10,000, non-interest expenses of $10,197, or 2.6%, and the provision for income taxes of $14,943, or 59.4%.

                Total interest income decreased $38,843, or 3.1%, from $1,259,771 for the 2000 quarter to $1,220,928 for the 2001 quarter. The decrease was primarily due to decreased levels of interest earned on loans receivable of $41,298 and mortgage-backed securities of $8,460, offset by an increase in interest earned on investment securities of $11,665. The decrease in interest earned on loans receivable resulted primarily from a decrease in the average volume of the loan portfolio during the 2001 quarter as compared to the 2000 quarter. Interest earned on mortgage-backed securities decreased due to lower yields earned during the 2001 quarter as compared to the 2000 quarter, while interest earned on investment securities increased primarily due to higher volumes of these assets during the 2001 quarter as compared to the 2000 quarter.

                Total interest expense decreased $102,785, or 12.8%, from $803,377 for the 2000 quarter to $700,592 for the 2001 quarter. The decrease in interest expense resulted primarily from decreased rates paid on FHLB advances and deposits due to declining market rates of interest.

                The Company provided $16,000 for loan losses during the 2001 quarter as compared to

$6,000 for the 2000 quarter in order to bring the allowance for loan losses to an adequate level, based on management's evaluation of the quality of the loan portfolio and current economic conditions.

                The $3,427 decrease in non-interest income, from $29,930 for the 2000 quarter to $26,503 for the 2001 quarter, was primarily attributable to $6,646 of net losses on sales of real estate owned during the 2001 quarter, with no comparable losses during the 2000 quarter.

                The $10,197 increase in non-interest expense, from $396,277 for the 2000 quarter to $406,474 for the 2001 quarter consisted primarily of increases in compensation and benefits of $5,758 and other non-interest expenses of $9,650, partially offset by a decline in franchise taxes of $3,926. Compensation and benefits increased primarily due to increased costs of employee benefits, while no significant factor contributed to the increase in other non-interest expenses. Franchise taxes decreased due to a lower level of taxable stockholders' equity, on which such taxes are based.

                The $14,943 increase in the provision for income taxes, from $25,170 for the 2000 quarter to $40,113 for the 2001 quarter reflects the tax effects of the increase in pretax income.

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

                The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 30.8% for the quarter ended December 31, 2001, as compared to 31.1% for the quarter ended September 30, 2001. At December 31, 2001, the Bank's "liquid" assets totaled approximately $14.7 million, which was $12.8 million in excess of the current OTS minimum requirement.

                The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $10.1 million at December 31, 2001.

                Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At December 31, 2001, the total approved loan commitments outstanding amounted to $2.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2001, totaled $30.1 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

                At December 31, 2001, the Bank had regulatory capital which was well in excess of applicable limits. At December 31, 2001, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At December 31, 2001, the Bank's tangible capital was $7.3 million, or 10.6% of adjusted total assets, core capital was $7.3 million, or 10.6% of adjusted total assets and risk-based capital was $7.6 million, or 19.5% of adjusted risk-weighted assets, exceeding the requirements by $6.3 million, $4.6 million and $4.5 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

                There are no recent accounting pronouncements to be implemented which management believes will have a material adverse effect on the Company's financial position or results of operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

                In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties, that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-QSB and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

        No.         Description
        --------    ------------------------------------------------------------
        3.1         Certificate of Incorporation of First Federal Financial
                    Bancorp, Inc.1/

        3.2         Bylaws of First Federal Financial Bancorp, Inc.1/

        4           Stock Certificate of First Federal Financial Bancorp, Inc.1/

        4.1         Stockholder Protection Rights Agreement.2/

        10.1        Employment Agreement among First Federal Financial Bancorp,
                    Inc., First Federal Savings Bank of Ironton and I. Vincent
                    Rice (representative of a similar agreement entered into with Jeffery W. Clark)*/3/

        10.2        Stock Option Plan*/3/

--------
1/ Incorporated by reference from the Registration Statement on Form S-1
(Registration No. 333-1672) filed by the Registrant with the Securities and
Exchange Commission ("SEC") on February 26, 1996, as amended.

2/ Incorporated by reference from the Form 8-K filed by the Registrant with the SEC on May 23, 2001.

3/ Incorporated by reference from the Form 10-KSB for the fiscal year ended
September 30, 1996 filed by the Registrant with the SEC on December 26, 1996.



        10.3        Recognition and Retention Plan and Trust*/3/

        10.4        Employment Agreement among First Federal Financial Bancorp,
                    Inc., First Federal Savings Bank of Ironton and I. Vincent
                    Rice (representative of a similar agreement entered into with Jeffery W. Clark)*/4/

        b)          Reports filed on Form 8-K.

                    None.














SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


-------------

4/Incorporated by reference from the Form 10-KSB for the fiscal year ended September 20, 1999 filed by the Registrant with the SEC on December 29, 1999.

*/ Management contract or compensatory plan or arrangement.

Date:   February 12, 2002                  By: /s/ I. Vincent Rice
       ---------------------------------      ----------------------------------
                                                   I. Vincent Rice, President


Date:   February 12, 2002                  By: /s/ Jeffery W. Clark
       ---------------------------------      ----------------------------------
                                                   Jeffery W. Clark, Comptroller