Form 10QSB
period 2002-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2002-05-07
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
           (MARK ONE)
            [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                 --------------

                                       OR

            [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _______________ TO ___________

                         COMMISSION FILE NUMBER 0-28020
                                                -------


                      FIRST FEDERAL FINANCIAL BANCORP, INC.
     -----------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                    31-1456058
--------------------------                 ---------------------------------
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                     415 CENTER STREET, IRONTON, OHIO 45638
    ------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (740) 532-6845
   -------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES      X            NO
    -------------       ------------

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

         AS OF MAY 1, 2002, THERE WERE ISSUED AND OUTSTANDING 443,404 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES                    NO     X
    -------------         ----------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets
                (as of March 31, 2002 (unaudited) and September 30, 2001).................................        3

                Consolidated Statements of Income
                (for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited))..............        4

                Consolidated Statements of Income
                (for the six months ended March 31, 2002 (unaudited) and 2001 (unaudited).................        5

                Consolidated Statements of Changes in Stockholders' Equity
                (for the six months ended March 31, 2002 (unaudited) and the year ended
                September 30, 2001........................................................................        6

                Consolidated Statements of Cash Flows
                (for the six months ended March 31, 2002 (unaudited) and 2001 (unaudited))................        7

                Notes to Consolidated Financial Statements................................................        8-10

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................................       11-15


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................................       16
Item 2.         Changes in Securities.....................................................................       16
Item 3.         Defaults Upon Senior Securities...........................................................       16
Item 4.         Submission of Matters to a Vote of Security Holders.......................................       16
Item 5.         Other Information.........................................................................       16
Item 6.         Exhibits and Reports on Form 8-K..........................................................       17

Signatures      ..........................................................................................       18

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,                September 30,
                                                                                      2002                       2001
                                                                                -----------------         -----------------
                                                                                   (Unaudited)

                                          ASSETS
  CASH AND CASH EQUIVALENTS                                                     $       1,698,734         $       2,196,367

  INVESTMENT SECURITIES HELD TO MATURITY                                                4,273,887                 2,879,973

  INVESTMENT SECURITIES AVAILABLE FOR SALE                                                601,989                   659,023

  LOANS RECEIVABLE                                                                     51,115,484                52,274,784

  MORTGAGE-BACKED SECURITIES HELD TO MATURITY                                           3,848,909                 4,296,086

  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE                                         5,365,858                 6,203,315

  ACCRUED INTEREST RECEIVABLE                                                             389,411                   397,696

  FORECLOSED REAL ESTATE                                                                  239,492                   310,593

  OFFICE PROPERTIES AND EQUIPMENT                                                       1,635,735                 1,667,884

  OTHER ASSETS                                                                            103,397                   100,360
                                                                                -----------------         -----------------

                                                                                $      69,272,896         $      70,986,081
                                                                                =================         =================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

  DEPOSITS                                                                      $      50,129,679         $      51,115,536

  ADVANCES FROM FEDERAL HOME LOAN BANK                                                  9,880,078                10,837,289

  ACCRUED INCOME TAXES PAYABLE:
    Current                                                                                37,555                   (35,975)
    Deferred                                                                              128,283                   130,505

  ACCRUED INTEREST PAYABLE                                                                 46,834                    47,879

  OTHER LIABILITIES                                                                       169,566                   180,597
                                                                                -----------------         -----------------

                     Total liabilities                                                 60,391,995                62,275,831
                                                                                -----------------         -----------------

  STOCKHOLDERS' EQUITY:
    Common stock                                                                            4,449                     4,471
    Employee benefit plans                                                               (339,726)                 (371,793)
    Additional paid-in capital                                                          4,241,192                 4,254,063
    Retained earnings-substantially restricted                                          4,952,783                 4,792,222
    Accumulated other comprehensive income                                                 22,203                    31,287
                                                                                -----------------         -----------------

                     Total stockholders' equity                                         8,880,901                 8,710,250
                                                                                -----------------         -----------------

                                                                                $      69,272,896         $      70,986,081
                                                                                =================         =================

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                         For the Three Months Ended
                                                                 ------------------------------------------
                                                                    March 31,                    March 31,
                                                                      2002                         2001
                                                                 --------------              --------------
                                                                  (Unaudited)                  (Unaudited)
  INTEREST INCOME:
    Loans receivable:
      First mortgage loans                                       $      902,337              $      961,252
      Consumer and other loans                                           81,459                      97,111
    Mortgage-backed and related securities                              110,462                     137,851
    Investment securities                                                57,922                      34,767
    Other interest-earning assets                                         4,459                      22,648
                                                                 --------------              --------------
                     Total interest income                            1,156,639                   1,253,629
                                                                 --------------              --------------

  INTEREST EXPENSE:
    Interest-bearing checking                                             4,962                       4,748
    Passbook savings                                                     59,855                      56,739
    Certificates of deposit                                             419,898                     583,500
    Advances from Federal Home
      Loan Bank                                                         107,577                     148,896
                                                                 --------------              --------------
                     Total interest expense                             592,292                     793,883
                                                                 --------------              --------------
                     Net interest income                                564,347                     459,746

  PROVISION FOR LOAN LOSSES                                              15,000                      13,000
                                                                 --------------              --------------

                     Net interest income after provision
                      for loan losses                                   549,347                     446,746
                                                                 --------------              --------------

  NON-INTEREST INCOME:
    Service charges on deposits                                          14,089                      11,209
    Other service charges, commissions and fees                          16,266                      16,002
    Gains on foreclosed real estate                                         733                        -
    Other                                                                 3,414                       1,620
                                                                 --------------              --------------
                     Total non-interest income                           34,502                      28,831
                                                                 --------------              --------------

  NON-INTEREST EXPENSE:
    Compensation and benefits                                           155,076                     151,399
    Occupancy and equipment                                              35,523                      32,469
    SAIF deposit insurance premium                                        2,321                       2,299
    Directors' fees and expenses                                         19,339                      20,438
    Franchise taxes                                                      24,553                      31,360
    Data processing                                                      35,768                      33,813
    Advertising                                                          19,404                      21,716
    Professional services                                                31,958                      32,832
    Other                                                                49,700                      48,856
                                                                 --------------              --------------
                     Total non-interest expense                         373,642                     375,182
                                                                 --------------              --------------

  INCOME BEFORE PROVISION FOR INCOME TAXES                              210,207                     100,395

  PROVISION FOR INCOME TAXES                                             69,463                      30,469
                                                                 --------------              --------------

  NET INCOME                                                     $      140,744              $       69,926
                                                                 ==============              ==============

  EARNINGS PER SHARE:
    Basic                                                        $          .33              $          .16
                                                                 ==============              ==============
    Diluted                                                      $          .33              $          .16
                                                                 ==============              ==============

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                      For the Six Months Ended
                                                            --------------------------------------------
                                                                 March 31,                 March 31,
                                                                   2002                      2001
                                                            -----------------         ------------------
                                                               (Unaudited)                (Unaudited)
  INTEREST INCOME:
    Loans receivable:
      First mortgage loans                                  $       1,843,182         $        1,937,290
      Consumer and other loans                                        170,229                    191,985
    Mortgage-backed and related securities                            240,456                    276,305
    Investment securities                                             109,331                     74,512
    Other interest-earning assets                                      14,370                     33,308
                                                            -----------------         ------------------
                  Total interest income                             2,377,568                  2,513,400
                                                            -----------------         ------------------

  INTEREST EXPENSE:
    Interest-bearing checking                                          10,127                      9,828
    Passbook savings                                                  118,429                    114,401
    Certificates of deposit                                           937,048                  1,139,369
    Advances from Federal Home
      Loan Bank                                                       227,281                    333,662
                                                            -----------------         ------------------
                  Total interest expense                            1,292,885                  1,597,260
                                                            -----------------         ------------------
                  Net interest income                               1,084,683                    916,140

  PROVISION FOR LOAN LOSSES                                            31,000                     19,000
                                                            -----------------         ------------------

                  Net interest income after provision
                   for loan losses                                  1,053,683                    897,140
                                                            -----------------         ------------------

  NON-INTEREST INCOME:
    Service charges on deposits                                        28,669                     24,842
    Other service charges, commissions and fees                        32,012                     30,749
    Losses on foreclosed real estate                                   (5,913)                     -
    Other                                                               6,237                      3,670
                                                            -----------------         ------------------
                  Total non-interest income                            61,005                     59,261
                                                            -----------------         ------------------

  NON-INTEREST EXPENSE:
    Compensation and benefits                                         326,674                    317,239
    Occupancy and equipment                                            74,126                     71,043
    SAIF deposit insurance premiums                                     4,651                      4,735
    Directors' fees and expenses                                       45,820                     48,562
    Franchise taxes                                                    52,886                     63,620
    Data processing                                                    69,242                     66,372
    Advertising                                                        39,442                     43,724
    Professional services                                              62,695                     62,079
    Other                                                             104,580                     94,584
                                                            -----------------         ------------------
                  Total non-interest expense                          780,116                    771,958
                                                            -----------------         ------------------

  INCOME BEFORE PROVISION FOR INCOME TAXES                            334,572                    184,443

  PROVISION FOR INCOME TAXES                                          109,575                     55,640
                                                            -----------------         ------------------

  NET INCOME                                                $         224,997         $          128,803
                                                            =================         ==================

  EARNINGS PER SHARE
    Basic                                                   $             .53         $              .27
                                                            -----------------         ------------------
    Diluted                                                 $             .53         $              .27
                                                            =================         ==================

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                   Employee             Additional
                                                 Common            Benefit               Paid-in
                                                 Stock              Plans                Capital
                                                 -----              -----                -------
BALANCES, September 30, 2000                     $5,299            $(456,009)           $5,021,867

COMPREHENSIVE INCOME:
  Net income, 2001                                  -                 -                     -
  Other comprehensive income, net of tax:
     Change in unrealized loss on
       investments available for sale, net
       of tax of $81,570                            -                 -                     -


TOTAL COMPREHENSIVE INCOME                          -                 -                     -

ESOP SHARES RELEASED, 4,613 shares;
  $11.28 average fair market value                  -                 46,130                5,921

RRP SHARES AMORTIZED, 2,891 shares                  -                 33,966                -

DIVIDENDS PAID ($.28 per share)                     -                  4,120               (1,033)

PURCHASE OF 82,755 TREASURY SHARES                 (828)              -                  (772,692)
                                                 ------            ---------           ----------

BALANCES, September 30, 2001                      4,471             (371,793)           4,254,063

COMPREHENSIVE INCOME:
  Net income, six months ended
    March 31, 2002 (unaudited)                      -                   -                     -
  Other comprehensive income, net of tax:
    Change in unrealized gain on investments
       available for sale, net of tax
       of $4,680 (unaudited)                        -                   -                     -


TOTAL COMPREHENSIVE INCOME (unaudited)              -                   -                     -

ESOP SHARES RELEASED, 2,173 shares;
  $13.43 average fair market
  value (unaudited)                                 -                 21,730                7,413

RRP SHARES AMORTIZED, 649 shares (unaudited)        -                  7,620                  -

DIVIDENDS PAID ($.14 per share) (unaudited)         -                  2,717                  572

PURCHASE OF 2,233 TREASURY
 SHARES (unaudited)                                 (22)                -                 (20,856)
                                                 ------            ---------           ----------

BALANCES, March 31, 2002 (unaudited)             $4,449            $(339,726)          $4,241,192
                                                 ======            =========           ==========




                                                        Retained             Accumulated
                                                        Earnings-               Other               Total
                                                      Substantially         Comprehensive       Stockholders'
                                                       Restricted           Income (Loss)          Equity
                                                       ----------           -------------          ------
BALANCES, September 30, 2000                            $4,846,126             $(131,001)         $9,286,282

COMPREHENSIVE INCOME:
  Net income, 2001                                        267,612                  -                267,612
  Other comprehensive income, net of tax:
     Change in unrealized loss on
       investments available for sale, net
       of tax of $81,570                                     -                  162,288             162,288
                                                                                                 ----------

TOTAL COMPREHENSIVE INCOME                                   -                     -                429,900

ESOP SHARES RELEASED, 4,613 shares;
  $11.28 average fair market value                           -                     -                 52,051

RRP SHARES AMORTIZED, 2,891 shares                           -                     -                 33,966

DIVIDENDS PAID ($.28 per share)                          (122,398)                 -               (119,311)

PURCHASE OF 82,755 TREASURY SHARES                       (199,118)                 -               (972,638)
                                                       ----------             ---------          ----------

BALANCES, September 30, 2001                            4,792,222                31,287           8,710,250

COMPREHENSIVE INCOME:
  Net income, six months ended
    March 31, 2002 (unaudited)                            224,997                    -              224,997
  Other comprehensive income, net of tax:
    Change in unrealized gain on investments
       available for sale, net of tax
       of $4,680 (unaudited)                                   -                 (9,084)             (9,084)
                                                                                                 ----------

TOTAL COMPREHENSIVE INCOME (unaudited)                         -                     -              215,913

ESOP SHARES RELEASED, 2,173 shares;
  $13.43 average fair market
  value (unaudited)                                            -                     -               29,143

RRP SHARES AMORTIZED, 649 shares (unaudited)                   -                     -                7,620

DIVIDENDS PAID ($.14 per share) (unaudited)               (58,519)                   -              (55,230)

PURCHASE OF 2,233 TREASURY
 SHARES (unaudited)                                        (5,917)                   -              (26,795)
                                                       ----------             ---------          ----------

BALANCES, March 31, 2002 (unaudited)                   $4,952,783             $  22,203          $8,880,901
                                                       ==========             =========          ==========


              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  For the Six Months Ended
                                                                                           -------------------------------------
                                                                                              March 31,              March 31,
                                                                                                2002                   2001
                                                                                           --------------        ---------------
                                                                                             (Unaudited)            (Unaudited)

 OPERATING ACTIVITIES:
     Net income                                                                            $      224,997        $       128,803
     Adjustments to reconcile net income to net cash
       provided by operating activities -
     Losses on sales of foreclosed real estate                                                      5,913                  -
     Provision for loan losses                                                                     31,000                 19,000
     Depreciation                                                                                  41,502                 39,553
     FHLB stock dividends                                                                         (16,500)               (22,000)
     Amortization and accretion, net                                                                4,942                 (4,324)
     ESOP compensation                                                                             29,143                 25,598
     RRP compensation                                                                               7,620                 15,525
     Change in -
      Accrued interest receivable                                                                   8,285                 (6,853)
      Other assets                                                                                 (3,037)               (14,510)
      Deferred income taxes                                                                           421                  5,969
      Accrued interest payable                                                                     (1,045)               (12,775)
      Accrued income taxes                                                                         73,530                  5,048
      Other liabilities                                                                           (11,031)               (32,832)
                                                                                           --------------        ---------------
                     Net cash provided by operating activities                                    395,740                146,202
                                                                                           --------------        ---------------

   INVESTING ACTIVITIES:
     Net decrease in loans                                                                      1,193,489                823,757
     Proceeds from maturities of investment securities available for sale                         300,000                350,000
     Purchases of investment securities available for sale                                       (250,000)                 -
     Proceeds from maturities of investment securities held to maturity                           100,000                105,000
     Purchases of investment securities held to maturity                                       (1,500,000)                (5,900)
     Purchases of mortgage-backed securities held to maturity                                      -                    (733,882)
     Principal collected on mortgage-backed securities held to maturity                           444,892                158,338
     Principal collected on mortgage-backed securities available for sale                       1,131,288                108,958
     Purchases of mortgage-backed securities available for sale                                  (278,596)                 -
     Purchases of office properties and equipment                                                  (9,353)                  (599)
                                                                                           --------------        ----------------
                     Net cash provided by investing activities                                  1,131,720                805,672
                                                                                           --------------        ---------------

   FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                         (985,857)             3,370,666
     Dividends paid                                                                               (55,230)               (59,500)
     Proceeds from FHLB advances                                                                1,225,000              1,850,000
     Repayments of FHLB advances                                                               (2,182,211)            (3,684,755)
     Purchase of treasury stock                                                                   (26,795)              (816,738)
                                                                                           --------------        ---------------
                     Net cash provided by (used for) financing activities                      (2,025,093)               659,673
                                                                                           --------------        ---------------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (497,633)             1,611,547

   CASH AND CASH EQUIVALENTS, beginning of period                                               2,196,367              1,209,531
                                                                                           --------------        ---------------

   CASH AND CASH EQUIVALENTS, end of period                                                $    1,698,734        $     2,821,078
                                                                                           ==============        ===============

   NONCASH INVESTING ACTIVITIES:
     Loans taken into foreclosed real estate                                               $       -             $        34,301
     Change in unrealized holding loss on investment
      securities available for sale                                                                13,764                 92,465

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Federal income taxes paid                                                             $       35,625        $        12,022
     Interest paid                                                                              1,293,930              1,610,035

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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements at March 31, 2002 and September 30, 2001, and for the three and six months ended March 31, 2002 and 2001, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)      COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

         The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense for the three month periods ended March 31, 2002 and 2001 was $15,616 and $13,092, respectively, and for the six month periods ended March 31, 2002 and 2001 was $29,143 and $25,598, respectively.

(4)      STOCK OPTION PLAN

         On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of March 31, 2002. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through March 31, 2002.

(5)      RECOGNITION AND RETENTION PLAN AND TRUST

         On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of March 31, 2002. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended March 31, 2002 and 2001 was $ -0- and $9,221, respectively, and for the six month periods ended March 31, 2002 and 2001 was $7,620 and $15,525, respectively.

         The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)      PURCHASE OF COMMON STOCK

         During the six months ended March 31, 2002 and the year ended September 30, 2001, the Company purchased 2,233 and 82,755 shares, respectively, of its outstanding common stock at an aggregate cost of $26,795 and $972,638, respectively. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(7)      EARNINGS PER SHARE

         Basic and full dilution Earnings Per Share (EPS) for the three and six months ended March 31, 2002 and 2001, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.


                                    For the Three Months Ended                      For the Three Months Ended
                                         March 31, 2002                                   March 31, 2001
                            -----------------------------------------     ------------------------------------------
                                                Shares                                        Shares
                               Income          (Denomi-      Per-Share        Income          (Denomi-      Per-Share
                            (Numerator)         nator)        Amount        (Numerator)        nator)         Amount
                            -----------     --------------   ---------    ------------     ------------     ---------

Basic EPS                   $    140,744           423,304   $    0.33    $     69,926          443,587      $  0.16
Effect of Dilutive
 Securities-Options              -                   1,660       -               -                -            -
                            ------------    --------------   ---------    ------------     ------------      -------

Diluted EPS                 $    140,744           424,964   $    0.33    $     69,926          443,587      $  0.16
                            ============    ==============   =========    ============     ============      =======


                                    For the Six Months Ended                      For the Six Months Ended
                                         March 31, 2002                                   March 31, 2001
                            -----------------------------------------     ------------------------------------------
                                                Shares                                        Shares
                               Income          (Denomi-      Per-Share        Income          (Denomi-      Per-Share
                            (Numerator)         nator)        Amount        (Numerator)        nator)         Amount
                            -----------     --------------   ---------    ------------     ------------     ---------
Basic EPS                   $    224,997           423,660   $    0.53    $    128,803          475,009      $  0.27
Effect of Dilutive
 Securities-Options                 -                1,995       -               -                -            -
                            ------------    --------------   ---------    ------------     ------------      -------

Diluted EPS                 $    224,997           425,655  $    0.53      $   128,803          475,009      $  0.27
                            ============    ==============  =========      ===========     ============      =======

(8)      PENDING ACQUISITION

         On April 26, 2002, the Company signed a definitive agreement to acquire Lincoln Savings and Loan Association ("Lincoln"), also of Ironton. The agreement provides that First Federal Savings Bank will acquire for approximately $477,000 cash, all of the outstanding shares of Lincoln. The transaction is subject to regulatory approval and the approval of Lincoln's shareholders. The transaction is expected to close in the third quarter of 2002.

         At December 31, 2001, Lincoln had assets of $9,084,811, liabilities of $8,625,371, and stockholders' equity of $459,440.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION

         ASSETS. Total assets decreased $1.7 million, or 2.4%, from $71.0 million at September 30, 2001 to $69.3 million at March 31, 2002. The decrease consisted primarily of decreases in cash and cash equivalents of $.5 million, mortgage-backed securities (held to maturity and available for sale) of $1.3 million and loans receivable of $1.2 million, partially offset by an increase in investment securities held to maturity of $1.4 million.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $.5 million, or 22.7%, from $2.2 million at September 30, 2001 to $1.7 million at March 31, 2002. The decrease resulted from net cash flows provided by operating activities of $.4 million and from investing activities of $1.1 million, offset by net cash flows used for financing activities of $2.0 million.

         INVESTMENT SECURITIES. Investment securities consist primarily of U.S. Government agency securities and obligations of states and political subdivisions. Investment securities (held to maturity and available for sale) increased $1.4 million, or 40.0%, from $3.5 million at September 30, 2001 to $4.9 million at March 31, 2002.

         LOANS RECEIVABLE. The Company's loans receivable, net, decreased $1.2 million, or 2.3%, from $52.3 million at September 30, 2001 to $51.1 million at March 31, 2002. The decrease in loans is attributable to a slower loan demand and principal reductions made on the loan portfolio during the six months ended March 31, 2002.

         LOAN CONCENTRATIONS. The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $48.2 million, or 93.8%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts, and unsecured loans totaled $3.2 million, or 6.2%, of total gross loans outstanding at March 31, 2002.

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

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans increased slightly, constituting .52% of total gross loans outstanding at March 31, 2002 as compared to .47% at September 30, 2001. The dollar amount of the allowance totaled $268,000 at March 31, 2002 as compared to $248,000 at September 30, 2001.

         Charge-off activity for the six months ended March 31, 2002 and 2001, totaled $13,269 and $13,203, respectively. Recoveries totaled $2,644 and $ -0-for the six months ended March 31, 2002 and 2001, respectively.

         The Company had $205,000 and $204,000 of non-accrual loans at March 31, 2002 and September 30, 2001, respectively. At the same dates, there were no significant loans greater than 90 days past due which were still accruing interest. The Company had no troubled debt restructurings during the six month periods ended March 31, 2002 and 2001.

         MORTGAGE-BACKED SECURITIES. The Company invests in both fixed-rate and adjustable-rate mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $1.3 million, or 12.4%, from $10.5 million at September 30, 2001 to $9.2 million at March 31, 2002, due to scheduled principal repayments of $1.6 million, offset by purchases of $.3 million.

         DEPOSITS. Deposits decreased $1.0 million, or 2.0%, from $51.1 million at September 30, 2001 to $50.1 million at March 31, 2002. The Company continues to offer competitive interest rates on deposits, and also utilizes available advances from the FHLB to meet its liquidity and funding requirements.

         ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $9.9 million at March 31, 2002 as compared $10.8 million at September 30, 2001, a decrease of $.9 million, or 8.3%. The decrease was due to $2.2 million in repayments, offset by $1.3 million in new borrowings.

         STOCKHOLDERS' EQUITY. Stockholders' equity totaled $8.9 million at March 31, 2002, as compared to $8.7 million at September 30, 2001. The Company's net income for the period was offset by dividends paid, the release of common stock shares to the employee benefit plans, and treasury stock purchases.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net income increased $70,818, or 101.3%, from $69,926 for the quarter ended March 31, 2001 to $140,744 for the quarter ended March 31, 2002. Earnings per share were $.33 and $.16 for the 2002 and 2001 quarters, respectively, both basic and assuming full dilution. The increase in net income consisted of an increase in net interest income of $104,601, or 22.8%, an increase in non-interest income of $5,671, or 19.7%, and a decrease in non-interest expenses of $1,540, or .4%, offset by increases in the provision for loan losses of $2,000, or 15.4%, and the provision for income taxes of $38,994, or 128.0%.

         Total interest income decreased $96,990, or 7.7%, from $1,253,629 for the 2001 quarter to $1,156,639 for the 2002 quarter. The decrease was primarily due to decreased levels of interest earned on loans receivable of $74,567 and mortgage-backed securities of $27,389, partially offset by an increase in interest earned on investment securities of $23,155. The decrease in interest earned on loans receivable resulted primarily from a decrease in the average volume of the loan portfolio during the 2002 quarter as compared to the 2001 quarter. Interest earned on mortgage-backed securities decreased primarily due to a lower volume of these securities, and to a lesser extent, due to lower yields earned during the 2002 quarter as compared to the 2001 quarter. Interest earned on investment securities increased primarily due to higher volumes of these assets during the 2002 quarter as compared to the 2001 quarter.

         Total interest expense decreased $201,591, or 25.4%, from $793,883 for the 2001 quarter to $592,292 for the 2002 quarter. The decrease in interest expense resulted primarily from decreased rates paid on FHLB advances and deposits due to declining market rates of interest, and to a lesser extent, due to a decline in the average volumes of advances and deposits.

         The Company provided $15,000 for loan losses during the 2002 quarter as compared to $13,000 for the 2001 quarter in order to bring the allowance for loan losses to an adequate level, based on management's evaluation of the quality of the loan portfolio and current economic conditions.

         The $5,671 increase in non-interest income, from $28,831 for the 2001 quarter to $34,502 for the 2002 quarter, was primarily attributable to increases in service charges on deposits of $2,880 and other non-interest income of $1,794.

         Non-interest expense remained relatively unchanged, totaling $373,642 for the 2002 quarter as compared to $375,182 for the 2001 quarter.

         The $38,994 increase in the provision for income taxes, from $30,469 for the 2001 quarter to $69,463 for the 2002 quarter reflects the tax effects of the increase in pretax income.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2002 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

         Net income increased $96,194, or 74.7%, from $128,803 for the six months ended March 31, 2001 to $224,997 for the six months ended March 31, 2002. Net income per share for the 2002 six month period was $.53 per share, both basic and assuming full dilution. This compared to $.27 per share for the 2001 comparable period, both basic and assuming full dilution. The increase in net income resulted from an increase in net interest income of $168,543, or 18.4%, and an increase in non-interest income of $1,744, or 2.9%, offset by increases in the provision for loan losses of $12,000, or 63.2%, the provision for income taxes of $53,935, or 96.9%, and non-interest expense of $8,158, or 1.1%.

         Total interest income decreased $135,832, or 5.4%, from $2,513,400 for the six months ended March 31, 2001 to $2,377,568 for the comparable 2002 six month period. The decrease was due to lower levels of interest earned on loans receivable of $115,864, and decreases in interest earned on mortgage-backed securities and other interest-earning assets of $35,849 and $18,938, respectively, offset by an increase in interest earned on investment securities of $34,819. Interest on loans receivable decreased primarily due to a decrease in the average volume of the loan portfolio during the 2002 quarter as compared to the 2001 quarter. The decreases in interest earned on mortgage-backed securities and other interest-earning assets resulted from lower yields earned on these assets and, to a lesser extent, from a decline in the average volumes of these portfolios. The increase in interest on investment securities was primarily due to a higher volume of securities during the 2002 six month period as compared to the 2001 six month period.

         Total interest expense decreased $304,375, or 19.1%, from $1,597,260 for the 2001 six month period to $1,292,885 for the 2002 six month period, such decrease being primarily attributable to decreased rates paid on advances from the Federal Home Loan Bank and on deposits due to declining market rates of interest, and, to a lesser extent, due to a decline in the average volumes of advances and deposits.

         The Company provided $31,000 for loan losses during the 2002 six month period as compared to $19,000 for the 2001 six month period in order to bring the allowance for loan losses to an adequate level, based on management's evaluation of the quality of the loan portfolio and current economic conditions.

         Non-interest income remained relatively unchanged, totaling $61,005 for the 2002 six month period as compared to $59,261 for the 2001 six month period.

         The $8,158 increase in non-interest expense, from $771,958 for the 2001 six month period to $780,116 for the 2002 six month period resulted primarily from increases in compensation and benefits of $9,435, occupancy and equipment expenses of $3,083, and other non-interest expenses of $9,996, partially offset by decreases in advertising costs and franchise taxes of $4,282 and $10,734, respectively. Compensation and benefits increased primarily due to increased costs of employee benefits during the 2002 six month period as compared to the 2001 six month period, while occupancy and equipment expenses increased primarily due to increased depreciation charges on buildings and equipment and an increase in small furniture and fixtures repairs. No significant factor contributed to the increase in other non-interest expenses. The decline in advertising costs was primarily due to less media advertising during the 2002 six month period as compared to the 2001 six month period, while franchise taxes decreased due to lower levels of taxable stockholders' equity on which such taxes are based.

         The $53,935 increase in the provision for income taxes, from $55,640 for the six months ended March 31, 2001 to $109,575 for the six months ended March 31, 2002 resulted from the increase in pretax income.

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

         The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 31.0% for the quarter ended March 31, 2002, as compared to 31.1% for the quarter ended September 30, 2001. At March 31, 2002, the Bank's "liquid" assets totaled approximately $14.3 million, which was $12.5 million in excess of the current OTS minimum requirement.

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $9.9 million at March 31, 2002.

         Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans and mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 2002, the total approved loan commitments outstanding amounted to $1.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002, totaled $28.0 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

         At March 31, 2002, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 2002, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 2002, the Bank's tangible capital was $7.5 million, or 10.9% of adjusted total assets, core capital was $7.5 million, or 10.9% of adjusted total assets and risk-based capital was $7.6 million, or 19.3% of adjusted risk-weighted assets, exceeding the requirements by $6.5 million, $4.8 million and $4.5 million, respectively.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) An annual meeting of stockholders ("Annual Meeting") was held on January 16, 2002.

         b)       Disclosure not required.

         c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                  1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified:
                           Edith M. Daniels received votes for 391,768, withheld 10,000, not voted 43,136, and Thomas D. Phillips received votes for 391,768, withheld 10,000, not voted 43,136.

                  2) Proposal to ratify the appointment of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending September 30, 2002; received votes for 391,768, against 10,000, abstain - 0 -, not voted 43,136.

         d)       Not applicable.

Item 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:


                NO.         DESCRIPTION
                --------    -----------------------------------------------------------------

                  3.1      Certificate of Incorporation of First Federal
                           Financial Bancorp, Inc.(1/)

                  3.2      Bylaws of First Federal Financial Bancorp, Inc.(1/)

                  4        Stock Certificate of First Federal Financial Bancorp,
                           Inc.(1/)

                  4.1      Stockholder Protection Rights Agreement.(2/)

                  10.1     Employment Agreement among First Federal Financial
                           Bancorp, Inc., First Federal Savings Bank of Ironton and I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark)*(/3/)

                  10.2     Stock Option Plan*(/3/)

                  10.3     Recognition and Retention Plan and Trust*(/3/)

                  10.4     Employment Agreement among First Federal Financial
                           Bancorp, Inc., First Federal Savings Bank of Ironton and I. Vincent Rice (representative of a similar agreement entered into with Jeffery W. Clark)*(/4/)

        b)       Reports filed on Form 8-K.

                 None.

--------------------------

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

4/ Incorporated by reference from the Form 10-KSB for the fiscal year ended September 20, 1999 filed by the Registrant with the SEC on December 29, 1999.

*/ Management contract or compensatory plan or arrangement.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:       MAY 7, 2002                                               By: /s/   I. VINCENT RICE
       ---------------------------------------------------------         ---------------------------------------------
                                                                                I. Vincent Rice, President


Date:       MAY 7, 2002                                               By: /s/   JEFFERY W. CLARK
       ---------------------------------------------------------         ---------------------------------------------
                                                                                Jeffery W. Clark, Comptroller