Form 10QSB
period 2002-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2002-08-13
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                                ---------------

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM            TO
                                                  -----------  ------------

                         COMMISSION FILE NUMBER 0-28020

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
       -------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                   31-1456058
 (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                     415 CENTER STREET, IRONTON, OHIO 45638
                ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

YES      X            NO
      -----             ------

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

         AS OF AUGUST 5, 2002, THERE WERE ISSUED AND OUTSTANDING 458,484 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES                    NO      X
   ------                   ------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets (as of June 30,
                2002 (unaudited) and September 30, 2001) .................................................        3

                Consolidated Statements of Income (for the three
                months ended June 30, 2002 (unaudited)
                and 2001 (unaudited)) ....................................................................        4

                Consolidated Statements of Income (for the nine
                months ended June 30, 2002 (unaudited) and
                2001 (unaudited)) ........................................................................        5

                Consolidated Statements of Changes in Stockholders' Equity (for
                the nine months ended June 30, 2002 (unaudited) and
                the year ended September 30, 2001) .......................................................        6

                Consolidated Statements of Cash Flows (for the nine months ended
                June 30, 2002 (unaudited)
                and 2001 (unaudited)) ....................................................................        7

                Notes to Consolidated Financial Statements................................................        8-11

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................       12-17

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................................       18
Item 2.         Changes in Securities.....................................................................       18
Item 3.         Defaults Upon Senior Securities...........................................................       18
Item 4.         Submission of Matters to a Vote of Security Holders.......................................       18
Item 5.         Other Information.........................................................................       18
Item 6.         Exhibits and Reports on Form 8-K..........................................................       18

Signatures      ..........................................................................................       19




                           FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,                 SEPTEMBER 30,
                                                                                       2002                        2001
                                                                                       ----                        ----
                                                                                    (UNAUDITED)
                                                                ASSETS
CASH AND CASH EQUIVALENTS                                                        $      2,467,863            $      2,196,367

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                            3,608,536                   2,879,973

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                                 605,239                     659,023

LOANS RECEIVABLE                                                                       50,579,637                  52,274,784

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                                       3,633,428                   4,296,086

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                                     5,728,509                   6,203,315

ACCRUED INTEREST RECEIVABLE                                                               360,808                     397,696

FORECLOSED REAL ESTATE                                                                    170,846                     310,593

OFFICE PROPERTIES AND EQUIPMENT                                                         1,618,605                   1,667,884

OTHER ASSETS                                                                              123,388                     100,360
                                                                                 ----------------            ----------------

                                                                                 $     68,896,859            $     70,986,081
                                                                                 ================            ================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                         $     49,798,871            $     51,115,536

ADVANCES FROM FEDERAL HOME LOAN BANK                                                    9,620,960                  10,837,289

ACCRUED INCOME TAXES PAYABLE:
  Current                                                                                  75,962                     (35,975)
  Deferred                                                                                138,824                     130,505

ACCRUED INTEREST PAYABLE                                                                   42,019                      47,879

OTHER LIABILITIES                                                                         201,565                     180,597
                                                                                 ----------------            ----------------

                     Total liabilities                                                 59,878,201                  62,275,831
                                                                                 ----------------            ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                              4,612                       4,471
  Employee benefit plans                                                                 (580,613)                   (371,793)
  Additional paid-in capital                                                            4,398,606                   4,254,063
  Retained earnings-substantially restricted                                            5,151,454                   4,792,222
  Accumulated other comprehensive income                                                   44,599                      31,287
                                                                                 ----------------            ----------------

                     Total stockholders' equity                                         9,018,658                   8,710,250
                                                                                 ----------------            ----------------
                                                                                 $     68,896,859            $     70,986,081
                                                                                 ================            ================


                           FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                          --------------------------
                                                                                     JUNE 30,                    JUNE 30,
                                                                                       2002                        2001
                                                                                 ---------------              -------------
                                                                                   (UNAUDITED)                 (UNAUDITED)
  INTEREST INCOME:
  Loans receivable-
    First mortgage loans                                                         $        880,173            $        959,815
    Consumer and other loans                                                               79,587                      92,978
  Mortgage-backed and related securities                                                  100,127                     146,320
  Investment securities                                                                    66,104                      41,023
  Other interest-earning assets                                                             5,368                      20,526
                                                                                 ----------------            ----------------
                     Total interest income                                              1,131,359                   1,260,662
                                                                                 ----------------            ----------------
INTEREST EXPENSE:
  Interest-bearing checking                                                                 4,908                       5,521
  Passbook savings                                                                         62,148                      58,643
  Certificates of deposit                                                                 386,113                     603,384
  Advances from Federal Home
    Loan Bank                                                                             107,028                     132,407
                                                                                 ----------------            ----------------
                     Total interest expense                                               560,197                     799,955
                                                                                 ----------------            ----------------
                     Net interest income                                                  571,162                     460,707

PROVISION FOR LOAN LOSSES                                                                  15,000                      18,000
                                                                                 ----------------            ----------------
                     Net interest income after provision
                      for loan losses                                                     556,162                     442,707
                                                                                 ----------------            ----------------
NON-INTEREST INCOME:
  Service charges on deposits                                                              15,491                      11,860
  Other service charges, commissions and fees                                              15,658                      14,247
  Gain (loss) on foreclosed real estate                                                    (1,279)                      3,580
  Other                                                                                     9,429                       8,642
                                                                                 ----------------            ----------------
                     Total non-interest income                                             39,299                      38,329
                                                                                 ----------------            ----------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                                               157,386                     150,320
  Occupancy and equipment                                                                  35,821                      35,165
  SAIF deposit insurance premiums                                                           2,198                       2,220
  Directors' fees and expenses                                                             19,351                      24,682
  Franchise taxes                                                                          24,503                      31,210
  Data processing                                                                          35,482                      34,548
  Advertising                                                                              15,573                      18,653
  Professional services                                                                    28,719                      52,525
  Other                                                                                    45,121                      47,831
                                                                                 -----------------           ----------------
                     Total non-interest expense                                           364,154                     397,154
                                                                                 -----------------           ----------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                                        231,307                      83,882

PROVISION FOR INCOME TAXES                                                                 77,444                      27,573
                                                                                 ----------------            ----------------

NET INCOME                                                                       $        153,863            $         56,309
                                                                                 ================            ================
EARNINGS PER SHARE
 Basic                                                                           $            .36            $            .13
                                                                                 ================            ================
 Diluted                                                                         $            .36            $            .13
                                                                                 ================            ================

                           FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                           -------------------------
                                                                                     JUNE 30,                    JUNE 30,
                                                                                       2002                        2001
                                                                                 ---------------              -------------
INTEREST INCOME:                                                                  (UNAUDITED)                    (UNAUDITED)
  Loans receivable  -
   First mortgage loans                                                          $      2,723,355            $      2,897,105
   Consumer and other loans                                                               249,816                     284,963
  Mortgage-backed and related securities                                                  340,583                     422,625
  Investment securities                                                                   175,435                     115,535
  Other interest-earning assets                                                            19,738                      53,835
                                                                                 ----------------            ----------------
                     Total interest income                                              3,508,927                   3,774,063
                                                                                 ----------------            ----------------
INTEREST EXPENSE:
  Interest-bearing checking                                                                15,036                      15,349
  Passbook savings                                                                        180,577                     173,045
  Certificates of deposit                                                               1,323,160                   1,742,753
  Advances from Federal Home Loan Bank                                                    334,309                     466,069
                                                                                 ----------------            ----------------
                     Total interest expense                                             1,853,082                   2,397,216
                                                                                 ----------------            ----------------
                     Net interest income                                                1,655,845                   1,376,847

PROVISION FOR LOAN LOSSES                                                                  46,000                      37,000
                                                                                 ----------------            ----------------
                     Net interest income after
                       provision for loan losses                                        1,609,845                   1,339,847
                                                                                 ----------------            ----------------
NON-INTEREST INCOME:
  Service charges on deposits                                                              44,160                      38,371
  Service charges, commissions and fees                                                    47,670                      42,373
  Gains (losses) on foreclosed real estate                                                 (7,192)                      3,580
  Other                                                                                    16,666                      13,266
                                                                                 ----------------            ----------------
                     Total non-interest income                                            101,304                      97,590
                                                                                 ----------------            ----------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                                               484,060                     467,559
  Occupancy and equipment                                                                 109,947                     106,208
  SAIF deposit insurance premiums                                                           6,849                       6,954
  Directors' fees and expenses                                                             65,170                      73,245
  Franchise taxes                                                                          77,389                      94,830
  Data processing                                                                         104,724                     100,920
  Advertising                                                                              55,015                      62,377
  Professional services                                                                    91,414                     114,604
  Other                                                                                   150,701                     142,415
                                                                                 ----------------            ----------------
                     Total non-interest expense                                         1,145,269                   1,169,112
                                                                                 ----------------            ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                  565,880                     268,325

PROVISION FOR INCOME TAXES                                                                187,020                      83,213
                                                                                 ----------------            ----------------
NET INCOME                                                                       $        378,860            $        185,112
                                                                                 ================            ================

EARNINGS PER SHARE
 Basic                                                                           $            .89            $            .41
                                                                                 ================            ================
 Diluted                                                                         $            .88            $            .41
                                                                                 ================            ================


              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                          RETAINED      ACCUMULATED
                                                             EMPLOYEE     ADDITIONAL      EARNINGS-         OTHER         TOTAL
                                                 COMMON      BENEFIT       PAID-IN      SUBSTANTIALLY   COMPREHENSIVE  STOCKHOLDERS'
                                                  STOCK      PLANS         CAPITAL       RESTRICTED     INCOME (LOSS)     EQUITY
                                               ---------    ---------    -----------    -------------   -------------  -------------

BALANCES, September 30, 2000                   $   5,299    $ (456,009)  $ 5,021,867    $ 4,846,126     $ (131,001)    $  9,286,282

COMPREHENSIVE INCOME:
  Net income, 2001                                  -            -            -             267,612           -             267,612
  Other comprehensive income, net of tax:
       Change in unrealized loss on invest-
        ments available for sale, net of
        tax of $81,570                              -            -            -                -           162,288          162,288
                                                                                                                        -----------

TOTAL COMPREHENSIVE INCOME                          -            -            -                -              -             429,900

ESOP SHARES RELEASED, 4,613 shares;
  $11.28 average fair market value                  -           46,130         5,921           -              -              52,051

RRP SHARES AMORTIZED, 2,891 shares                  -           33,966        -                -              -              33,966

DIVIDENDS PAID ($.28 per share)                     -            4,120        (1,033)      (122,398)          -            (119,311)

PURCHASE OF 82,755 TREASURY SHARES                  (828)        -          (772,692)      (199,118)          -            (972,638)
                                               ---------    ----------   -----------    -----------       --------      -----------
BALANCES, September 30, 2001                       4,471      (371,793)    4,254,063      4,792,222         31,287        8,710,250

COMPREHENSIVE INCOME:
  Net income, nine months ended
    June 30, 2002 (unaudited)                       -            -            -             378,860            -            378,860
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $6,858 (unaudited)                   -            -            -                -            13,312           13,312
                                                                                                                          ---------
TOTAL COMPREHENSIVE INCOME (unaudited)              -            -            -                -               -            392,172

ESOP SHARES RELEASED, 3,233 shares;
  $13.83 average fair market value (unaudited)      -           32,330        12,305           -               -             44,635

RRP SHARES AMORTIZED, 649 shares (unaudited)        -            7,620        -                -               -              7,620

DIVIDENDS PAID ($.21 per share) (unaudited)         -            2,717           572        (82,513)           -            (79,224)

2002 DIRECTORS STOCK PLAN, 18,330 (unaudited)       183       (251,487)      171,202         80,102            -                  -

PURCHASE OF 4,233 TREASURY SHARES
  (unaudited)                                       (42)         -           (39,536)       (17,217)           -            (56,795)
                                               ---------    ----------   -----------    -----------       --------      -----------
BALANCES, JUNE 30, 2002 (unaudited)            $  4,612     $ (580,613)  $ 4,398,606    $ 5,151,454       $ 44,599      $ 9,018,658
                                               =========    ==========   ===========    ===========       ========      ===========


                            FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                           -------------------------
                                                                                     JUNE 30,                     JUNE 30,
                                                                                       2002                         2001
                                                                                 ----------------            ----------------
                                                                                    (UNAUDITED)                  (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                                     $        378,860            $        185,112
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Losses (gains) on sale of foreclosed real estate                                        7,192                      (3,580)
    Provision for loan losses                                                              46,000                      37,000
    Depreciation                                                                           60,081                      59,005
    FHLB stock dividends                                                                  (24,300)                    (33,000)
    Amortization and accretion, net                                                        (8,332)                    (14,793)
    ESOP compensation                                                                      44,635                      38,649
    RRP compensation                                                                        7,620                      24,745
    Change in -
     Accrued interest receivable                                                           36,888                       2,399
     Other assets                                                                         (23,028)                     (3,222)
     Deferred income taxes                                                                   (542)                     24,617
     Accrued interest payable                                                              (5,860)                    (18,666)
     Accrued income taxes                                                                 111,937                     (57,277)
     Other liabilities                                                                     20,968                      45,861
                                                                                 ----------------            ----------------
                     Net cash provided by operating activities                            652,119                     286,850
                                                                                 ----------------            ----------------

INVESTING ACTIVITIES:
  Net decrease in loans                                                                 1,649,147                     615,162
  Proceeds from maturities of investment securities available for sale                    300,000                     350,000
  Purchases of investment securities available for sale                                  (250,000)                       -
  Proceeds from maturities of investment securities held to maturity                      775,000                     205,000
  Purchases of investment securities held to maturity                                  (1,500,000)                 (1,105,900)
  Purchases of mortgage-backed securities held to maturity                                   -                     (1,007,000)
  Principal collected on mortgage-backed securities held to maturity                      657,520                     351,501
  Principal collected on mortgage-backed securities available for sale                  1,652,330                     108,958
  Purchases of mortgage-backed securities available for sale                           (1,117,360)                   (543,748)
  Purchases of office properties and equipment                                            (10,802)                    (15,979)
  Proceeds from sale of foreclosed real estate                                            132,555                       4,000
                                                                                 ----------------            ----------------
                     Net cash provided by (used for) investing activities               2,288,390                  (1,038,006)
                                                                                 ----------------            ----------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                  (1,316,665)                  4,179,233
  Dividends paid                                                                          (79,224)                    (91,816)
  Proceeds from FHLB advances                                                           1,975,000                   1,850,000
  Repayments of FHLB advances                                                          (3,191,329)                 (3,693,818)
  Purchase of treasury shares                                                             (56,795)                   (911,612)
                                                                                 ----------------            ----------------
                     Net cash provided by (used for) financing activities              (2,669,013)                  1,331,987
                                                                                 ----------------            ----------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     271,496                     580,831

CASH AND CASH EQUIVALENTS, beginning of period                                          2,196,367                   1,209,531
                                                                                 ----------------            ----------------
CASH AND CASH EQUIVALENTS, end of period                                         $      2,467,863            $      1,790,362
                                                                                 ================            ================
NONCASH INVESTING ACTIVITIES:
  Loans taken into foreclosed real estate                                        $           -               $         79,913
  Change in unrealized holding gain on investment securities available for sale            20,170                     155,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Federal income taxes paid                                                                75,625                      83,272
  Interest paid                                                                         1,858,942                   2,415,882


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

         PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements at June 30, 2002 and September 30, 2001, and for the three and nine months ended June 30, 2002 and 2001, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying financial statements have been prepared on the accrual basis.

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

(3)      COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                  The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense for the three month periods ended June 30, 2002 and 2001 was $15,492 and $13,051, respectively, and for the nine month periods ended June 30, 2002 and 2001 was $44,635 and $38,649, respectively.

(4)      STOCK OPTION PLAN

                  On December 16, 1996, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 67,178 shares of common stock may be issued pursuant to the Plan and 37,529 shares have been awarded as of June 30, 2002. These options are subject to vesting provisions as well as other provisions of the Plan. No options have been exercised through June 30, 2002.

(5)      RECOGNITION AND RETENTION PLAN AND TRUST

                  On December 16, 1996, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of June 30, 2002. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended June 30, 2002 and 2001 was $-0- and $9,221, respectively, and for the nine month periods ended June 30, 2002 and 2001 was $7,620 and $24,745, respectively.

                  The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

(6)      2002 DIRECTORS STOCK PLAN

              On May 22, 2002, the directors of the Company adopted the 2002 Directors Stock Plan (the "Directors Plan"). A total of 22,000 shares of common stock may be issued pursuant to the Directors Plan and 18,330 shares were awarded, 3,666 to each of five (5) directors as of June 30, 2002. On each of the three anniversary dates of the Directors Plan, 1,222 shares of such stock will become non-forfeitable unless the forfeitability is accelerated by death or retirement of a given director/holder.


(7)      PURCHASE OF COMMON STOCK

                  During the nine months ended June 30, 2002, the Company purchased 4,233 shares of its outstanding common stock at an aggregate price of $56,795. During the year ended September 30, 2001, the Company purchased 82,755 shares of its outstanding common stock at an aggregate cost of $972,638. The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(8)      EARNINGS PER SHARE

                  Basic and full dilution Earnings Per Share (EPS) for the three and nine months ended June 30, 2002 and 2001, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

                                     FOR THE THREE MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                            JUNE 30, 2002                                JUNE 30, 2001
                            ------------------------------------------    ------------------------------------------
                                                SHARES                                        SHARES
                              INCOME           (DENOMI-      PER-SHARE        INCOME         (DENOMI-        PER-SHARE
                            (NUMERATOR)         NATOR)          AMOUNT      (NUMERATOR)       NATOR)          AMOUNT
Basic EPS                   $   153,863            431,191   $     .36    $     56,309          429,539      $   .13
Effect of Dilutive
 Securities-Options              -                   1,681        -              -               -               -
                            -----------     --------------   ---------    ------------     ------------      -------

Diluted EPS                 $   153,863            432,872   $     .36    $     56,309          429,539      $   .13
                            ===========     ==============   =========    ============     ============      =======

                                      FOR THE NINE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                            JUNE 30, 2002                                  JUNE 30, 2001
                            ------------------------------------------    ------------------------------------------
                                                             SHARES                         SHARES
                              INCOME           (DENOMI-     PER-SHARE       INCOME          (DENOMI-       PER-SHARE
                            (NUMERATOR)          NATOR)       AMOUNT      (NUMERATOR)        NATOR)          AMOUNT

Basic EPS                   $   378,860            425,882   $     .89    $    185,112          456,750      $   .41
Effect of Dilutive
 Securities-Options              -                   3,716        (.01)          -               -               -
                            -----------     --------------   ---------    ------------     ------------      -------
Diluted EPS                 $   378,860            429,598   $     .88    $    185,112          456,750      $   .41
                            ===========     ==============   =========    ============     ============      =======


(9)      PENDING ACQUISITION

                  On April 26, 2002, the Company signed a definitive agreement to acquire Lincoln Savings and Loan Association ("Lincoln"), also of Ironton. The agreement provides that First Federal Savings Bank will acquire all of the outstanding shares of Lincoln for approximately $477,000 cash. The transaction is subject to regulatory approval and the approval of Lincoln's shareholders. The transaction is expected to close in the third quarter of 2002.

                  At June 30, 2002, Lincoln had assets of $8,866,000, liabilities of $8,445,000, and stockholders' equity of $421,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION

                  ASSETS. Total assets decreased $2.1 million, or 3.0%, from $71.0 million at September 30, 2001 to $68.9 million at June 30, 2002. The decrease consisted primarily of decreases in loans receivable of $1.7 million and mortgage-backed securities (held to maturity and available for sale) of $1.1 million, partially offset by increases in investment securities held to maturity of $.7 million and cash and cash equivalents of $.3 million.

                  CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $.3 million, or 13.6%, from $2.2 million at September 30, 2001 to $2.5 million at June 30, 2002. The increase resulted from net cash flows provided by operating activities of $.7 million and from investing activities of $2.3 million, offset by net cash flows used for financing activities of $2.7 million.

                  INVESTMENT SECURITIES. Investment securities consist primarily of U.S. Government agency securities and obligations of states and political subdivisions. Investment securities (held to maturity and available for sale) increased $.7 million, or 20.0%, from $3.5 million at September 30, 2001 to $4.2 at June 30, 2002.

                  LOANS RECEIVABLE. The Company's loans receivable, net, decreased $1.7 million, or 3.3%, from $52.3 million at September 30, 2001 to $50.6 million at June 30, 2002. The decrease in loans is attributable to a slower loan demand and principal reductions made on the loan portfolio during the nine months ended June 30, 2002.

                  LOAN CONCENTRATIONS. The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $47.6 million, or 93.5%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts, and unsecured loans totaled $3.3 million, or 6.5%, of total gross loans outstanding at June 30, 2002.

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

                  ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans increased slightly, constituting .55% of total gross loans outstanding at June 30, 2002 as compared to .47% at September 30, 2001. The dollar amount of the allowance totaled $279,000 at June 30, 2002 as compared to $248,000 at September 30, 2001.

                  Charge-off activity for the nine months ended June 30, 2002 and 2001, totaled $19,402 and $86,565, respectively. Recoveries totaled $4,808 and $4,150 for the nine months ended June 30, 2002 and 2001, respectively.

                  The Company had $235,000 and $204,000 of non-accrual loans at June 30, 2002 and September 30, 2001, respectively. At the same dates, there were no significant loans greater than 90 days delinquent which were still accruing interest. The Company had no troubled debt restructurings during the nine month periods ended June 30, 2002 and 2001.

                  MORTGAGE-BACKED SECURITIES. The Company invests in both fixed-rate and adjustable-rate mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost), or available for sale (carried at quoted market). Mortgage-backed securities decreased $1.1 million, or 10.5%, from $10.5 million at September 30, 2001 to $9.4 million at June 30, 2002, due to principal repayments of $2.2 million, offset by purchases of $1.1 million.

                  DEPOSITS. Deposits decreased by $1.3 million, or 2.5%, from $51.1 million at September 30, 2001 to $49.8 million at June 30, 2002. The Company continues to offer competitive interest rates on deposits, but also utilizes available advances from the FHLB to meet liquidity and funding requirements.

                  ADVANCES FROM FEDERAL HOME LOAN BANK. The Company's advances from the FHLB totaled $9.6 million at June 30, 2002 as compared to $10.8 million at September 30, 2001, a decrease of $1.2 million, or 11.1%. The decrease was due to $3.2 million in repayments, offset by $2.0 million in new borrowings.

                  STOCKHOLDERS' EQUITY. Stockholders' equity totaled $9.0 million at June 30, 2002 as compared to $8.7 million at September 30, 2001. The Company's net income for the period was partially offset by dividends paid, the release of common stock shares to the employee benefit plans, and treasury shares purchases.

                  RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                  Net income increased $97,554, or 173.2%, from $56,309 for the quarter ended June 30, 2001 to $153,863 for the comparable 2002 quarter. Earnings per share were $.36 and $.13 for the 2002 and 2001 quarters, respectively, both basic and assuming full dilution. The increase in net income consisted of an increase in net interest income of $110,455, or 24.0%, an increase in non-interest income of $970, or 2.5%, a decrease in non-interest expenses of $33,000, or 8.3%, and a decrease in the provision for loan losses of $3,000, or 16.7%, offset by an increase in the provision for income taxes of $49,871, or 180.9%.

                  Total interest income decreased $129,303, or 10.3%, from $1,260,662 for the 2001 quarter to $1,131,359 for the 2002 quarter. The decrease was primarily due to decreased levels of interest earned on loans receivable of $93,033 and mortgage-backed securities of $46,193, offset by an increase in interest earned on investment securities of $25,081. The decrease in interest earned on loans receivable resulted primarily from a decrease in the average volume of the loan portfolio during the 2002 quarter as compared to the 2001 quarter, and to a lesser extent, from a decline in variable rates of interest. Interest earned on mortgage-backed securities decreased primarily due to lower yields earned during the 2002 quarter as compared to the 2001 quarter. Interest earned on investment securities increased primarily due to higher volumes of these assets during the 2002 quarter as compared to the 2001 quarter.

                  Total interest expense decreased $239,758, or 30.0%, from $799,955 for the 2001 quarter to $560,197 for the 2002 quarter. The decrease in interest expense resulted primarily from decreased rates paid on FHLB advances and deposits due to declining market rates of interest, and to a lesser extent, due to a decline in the average volumes of advances and deposits.

                  The Company provided $15,000 for loan losses during the 2002 quarter as compared to $18,000 for the 2001 quarter in order to bring the allowance for loan losses to an adequate level, based on management's evaluation of the quality of the loan portfolio and current economic conditions.

                  Non-interest income remained relatively unchanged, totaling $39,299 for the 2002 quarter as compared to $38,329 for the 2001 quarter.

                  The $33,000 decrease in non-interest expense, from $397,154 for the 2001 quarter to $364,154 for the 2002 quarter, was primarily attributable to decreases in professional services expenses of $23,806, franchise taxes of $6,707, directors' fees and expenses of $5,331, and advertising costs of $3,080, partially offset by an increase in compensation and benefits of $7,066. Professional services decreased primarily due to less legal fees paid in the 2002 quarter as compared to the 2001 quarter due, while franchise taxes decreased primarily due to lower levels of taxable stockholders' equity on which such taxes are based. The decrease in directors' fees and expenses resulted from a decline in expenses associated with attending conferences and meetings, while the decline in advertising costs was primarily due to less media advertising during the 2002 quarter as compared to the 2001 quarter. Compensation and benefits increased primarily due to increased costs of employee benefits during the 2002 quarter as compared to the 2001 quarter.

                  The $49,871 increase in the provision for income taxes, from $27,573 for the 2001 quarter to $77,444 for the 2002 quarter reflects the tax effects of the increase in pretax income.

                  RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

                  Net income increased $193,748, or 104.7%, from $185,112 for the nine months ended June 30, 2001 to $378,860 for the nine months ended June 30, 2002. Net income per share for the 2002 nine month period totaled $.89 per share, and $.88 per share assuming full dilution compared to $.41 per share, both basic and assuming full dilution for the 2001 comparable period. The increase in net income resulted from an increase in net interest income of $278,998, or 20.3%, an increase in non-interest income of $3,714, or 3.8%, and a decrease in non-interest expense of $23,843, or 2.0%, offset by increases in the provision for loan losses of $9,000, or 24.3%, and the provision for income taxes of $103,807, or 124.7%.

                  Total interest income decreased $265,136, or 7.0%, from $3,774,063 for the nine months ended June 30, 2001 to $3,508,927 for the comparable 2002 nine month period. The decrease consisted in a reduction in interest earned on loans receivable of $208,897, and decreases in interest earned on mortgage-backed securities and other interest-earning assets of $82,042 and $34,097, respectively, offset by an increase in interest earned on investment securities of $59,900. Interest on loans receivable decreased primarily due to a decrease in the average volume of the loan portfolio during the 2002 nine month period as compared to the 2001 nine month period, and to a lesser extent, from a decline in yields due to lower rates earned on the variable rate portion of the portfolio. The decreases in interest earned on mortgage-backed securities and other interest-earning assets resulted from lower yields earned on these assets and, to a lesser extent, from a decline in the average volumes of these portfolios. The increase in interest on investment securities was primarily due to a higher volume of securities during the 2002 nine month period as compared to the 2001 nine month period.

                  Total interest expense decreased $544,134, or 22.7%, from $2,397,216 for the 2001 nine month period to $1,853,082 for the 2002 nine month period, such decrease primarily attributable to decreased rates paid on advances from the Federal Home Loan Bank and on deposits due to declining market rates of interest, and, to a lesser extent, due to a decline in the average volumes of advances and deposits.

                  The Company provided $46,000 for loan losses during the 2002 nine month period as compared to $37,000 for the 2001 nine month period in order to bring the allowance for loan losses to an adequate level, based on management's evaluation of the quality of the loan portfolio and current economic conditions.

                  Non-interest income increased $3,714, or 3.8%, from $97,590 for the 2001 nine month period to $101,304 for the 2002 nine month period.

                  The $23,843 decrease in non-interest expense, from $1,169,112 for the 2001 nine month period to $1,145,269 for the 2002 nine month period resulted primarily from decreases in professional services expenses of $23,190 and franchise taxes of $17,441, partially offset by an increase in compensation and benefits of $16,501. Professional services expenses decreased primarily due to a reduction in the amount of legal fees paid in the 2002 nine month period as compared to the 2001 nine month period, while franchise taxes decreased primarily due to lower levels of taxable stockholders' equity on which such taxes are based. Compensation and benefits increased primarily due to increased costs of employee benefits during the 2002 nine month period as compared to the 2001 nine month period.

                  The $103,807 increase in the provision for income taxes, from $83,213 for the nine months ended June 30, 2001 to $187,020 for the nine months ended June 30, 2002 resulted from the increase in pretax income.

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

                  The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 33.7% for the quarter ended June 30, 2002, as compared to 31.1% for the quarter ended September 30, 2001. At June 30, 2002, the Bank's

"liquid" assets totaled approximately $14.7 million, which was $12.9 million in excess of the current OTS minimum requirement.

                  The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition. The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $9.6 million at June 30, 2002.

                  Liquidity management is both a daily and long-term function of business management. The Bank maintains a strategy of investing in loans, mortgage-backed securities, and investment securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 2002, the total approved loan commitments outstanding amounted to $1.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totaled $24.8 million. The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

                  At June 30, 2002, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 2002, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 2002, the Bank's tangible capital was $7.7 million, or 11.2% of adjusted total assets, core capital was $7.7 million, or 11.2% of adjusted total assets and risk-based capital was $7.9 million, or 20.3% of adjusted risk-weighted assets, exceeding the requirements by $6.7 million, $5.0 million and $4.8 million, respectively.

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


CRITICAL ACCOUNTING POLICIES

         The Company considers its Allowance for Loan Losses Policy as a policy critical to the sound operations of the Bank. The Bank provides for loan losses each period to include both (a) an estimate of the amount of loan losses which occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans in the consolidated balance sheet. As losses are determined, they are written off against the allowance. Recoveries of amounts previously written off and added back to the allowance. Further information regarding the Company's provision and allowance for loan losses can be found in Notes 1 and 4 to its September 30, 2001 consolidated financial statements.

RECENT LEGISLATION

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         This SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4s; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

         The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                a)Exhibits:

                 NO.        DESCRIPTION
                 ---        -----------

                99.1        President and Comptroller Certification

                b)          Reports filed on Form 8-K.

                            The Company filed a Current Report on Form 8-K on April 25, 2002 announcing the issue of a press release of its earnings for the second quarter of fiscal year ended September 30, 2002.

                            The Company filed a Current Report on Form 8-K on April 30, 2002, announcing the Company's entry into an agreement to purchase Lincoln Savings and Loan Association.

SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    AUGUST 13, 2002                    By: /s/ I. VINCENT RICE
     -------------------------------           --------------------------------
                                                    I. Vincent Rice, President


Date:    AUGUST 13, 2002                    By:/s/ JEFFERY W. CLARK
     -------------------------------           ---------------------------------
                                                   Jeffery W. Clark, Comptroller