Form 10QSB/A
period 2000-06-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2002-08-16
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment NO. 1
                                   (MARK ONE)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

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

         AS OF AUGUST 5, 2002, THERE WERE ISSUED AND OUTSTANDING 462,150 SHARES OF THE REGISTRANT'S COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES                    NO      X
   ------                   ------

                      FIRST FEDERAL FINANCIAL BANCORP, INC.

                                TABLE OF CONTENTS

                                *****************

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets (as of June 30,
                2002 (unaudited) and September 30, 2001) .................................................        3

                Consolidated Statements of Income (for the three
                months ended June 30, 2002 (unaudited)
                and 2001 (unaudited)) ....................................................................        4

                Consolidated Statements of Income (for the nine
                months ended June 30, 2002 (unaudited) and
                2001 (unaudited)) ........................................................................        5

                Consolidated Statements of Changes in Stockholders' Equity (for
                the nine months ended June 30, 2002 (unaudited) and
                the year ended September 30, 2001) .......................................................        6

                Consolidated Statements of Cash Flows (for the nine months ended
                June 30, 2002 (unaudited)
                and 2001 (unaudited)) ....................................................................        7

                Notes to Consolidated Financial Statements................................................        8-11

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................       12-17

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................................       18
Item 2.         Changes in Securities.....................................................................       18
Item 3.         Defaults Upon Senior Securities...........................................................       18
Item 4.         Submission of Matters to a Vote of Security Holders.......................................       18
Item 5.         Other Information.........................................................................       18
Item 6.         Exhibits and Reports on Form 8-K..........................................................       18

Signatures      ..........................................................................................       19




                           FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,                 SEPTEMBER 30,
                                                                                       2002                        2001
                                                                                       ----                        ----
                                                                                    (UNAUDITED)
                                                                ASSETS
CASH AND CASH EQUIVALENTS                                                        $      2,467,863            $      2,196,367

INVESTMENT SECURITIES HELD
 TO MATURITY                                                                            3,608,536                   2,879,973

INVESTMENT SECURITIES AVAILABLE
 FOR SALE                                                                                 605,239                     659,023

LOANS RECEIVABLE                                                                       50,579,637                  52,274,784

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                                                       3,633,428                   4,296,086

MORTGAGE-BACKED SECURITIES
 AVAILABLE FOR SALE                                                                     5,728,509                   6,203,315

ACCRUED INTEREST RECEIVABLE                                                               360,808                     397,696

FORECLOSED REAL ESTATE                                                                    170,846                     310,593

OFFICE PROPERTIES AND EQUIPMENT                                                         1,618,605                   1,667,884

OTHER ASSETS                                                                              123,388                     100,360
                                                                                 ----------------            ----------------

                                                                                 $     68,896,859            $     70,986,081
                                                                                 ================            ================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                         $     49,798,871            $     51,115,536

ADVANCES FROM FEDERAL HOME LOAN BANK                                                    9,620,960                  10,837,289

ACCRUED INCOME TAXES PAYABLE:
  Current                                                                                  75,962                     (35,975)
  Deferred                                                                                138,824                     130,505

ACCRUED INTEREST PAYABLE                                                                   42,019                      47,879

OTHER LIABILITIES                                                                         201,565                     180,597
                                                                                 ----------------            ----------------

                     Total liabilities                                                 59,878,201                  62,275,831
                                                                                 ----------------            ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                              4,649                       4,471
  Employee benefit plans                                                                 (639,490)                   (371,793)
  Additional paid-in capital                                                            4,432,847                   4,254,063
  Retained earnings-substantially restricted                                            5,176,053                   4,792,222
  Accumulated other comprehensive income                                                   44,599                      31,287
                                                                                 ----------------            ----------------

                     Total stockholders' equity                                         9,018,658                   8,710,250
                                                                                 ----------------            ----------------
                                                                                 $     68,896,859            $     70,986,081
                                                                                 ================            ================


                           FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                          --------------------------
                                                                                     JUNE 30,                    JUNE 30,
                                                                                       2002                        2001
                                                                                 ---------------              -------------
                                                                                   (UNAUDITED)                 (UNAUDITED)
  INTEREST INCOME:
  Loans receivable-
    First mortgage loans                                                         $        880,173            $        959,815
    Consumer and other loans                                                               79,587                      92,978
  Mortgage-backed and related securities                                                  100,127                     146,320
  Investment securities                                                                    66,104                      41,023
  Other interest-earning assets                                                             5,368                      20,526
                                                                                 ----------------            ----------------
                     Total interest income                                              1,131,359                   1,260,662
                                                                                 ----------------            ----------------
INTEREST EXPENSE:
  Interest-bearing checking                                                                 4,908                       5,521
  Passbook savings                                                                         62,148                      58,643
  Certificates of deposit                                                                 386,113                     603,384
  Advances from Federal Home
    Loan Bank                                                                             107,028                     132,407
                                                                                 ----------------            ----------------
                     Total interest expense                                               560,197                     799,955
                                                                                 ----------------            ----------------
                     Net interest income                                                  571,162                     460,707

PROVISION FOR LOAN LOSSES                                                                  15,000                      18,000
                                                                                 ----------------            ----------------
                     Net interest income after provision
                      for loan losses                                                     556,162                     442,707
                                                                                 ----------------            ----------------
NON-INTEREST INCOME:
  Service charges on deposits                                                              15,491                      11,860
  Other service charges, commissions and fees                                              15,658                      14,247
  Gain (loss) on foreclosed real estate                                                    (1,279)                      3,580
  Other                                                                                     9,429                       8,642
                                                                                 ----------------            ----------------
                     Total non-interest income                                             39,299                      38,329
                                                                                 ----------------            ----------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                                               157,386                     150,320
  Occupancy and equipment                                                                  35,821                      35,165
  SAIF deposit insurance premiums                                                           2,198                       2,220
  Directors' fees and expenses                                                             19,351                      24,682
  Franchise taxes                                                                          24,503                      31,210
  Data processing                                                                          35,482                      34,548
  Advertising                                                                              15,573                      18,653
  Professional services                                                                    28,719                      52,525
  Other                                                                                    45,121                      47,831
                                                                                 -----------------           ----------------
                     Total non-interest expense                                           364,154                     397,154
                                                                                 -----------------           ----------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                                        231,307                      83,882

PROVISION FOR INCOME TAXES                                                                 77,444                      27,573
                                                                                 ----------------            ----------------

NET INCOME                                                                       $        153,863            $         56,309
                                                                                 ================            ================
EARNINGS PER SHARE
 Basic                                                                           $            .36            $            .13
                                                                                 ================            ================
 Diluted                                                                         $            .35            $            .13
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
                                                                                 ================            ================


              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                          RETAINED      ACCUMULATED
                                                             EMPLOYEE     ADDITIONAL      EARNINGS-         OTHER         TOTAL
                                                 COMMON      BENEFIT       PAID-IN      SUBSTANTIALLY   COMPREHENSIVE  STOCKHOLDERS'
                                                  STOCK      PLANS         CAPITAL       RESTRICTED     INCOME (LOSS)     EQUITY
                                               ---------    ---------    -----------    -------------   -------------  -------------

BALANCES, September 30, 2000                   $   5,299    $ (456,009)  $ 5,021,867    $ 4,846,126     $ (131,001)    $  9,286,282

COMPREHENSIVE INCOME:
  Net income, 2001                                  -            -            -             267,612           -             267,612
  Other comprehensive income, net of tax:
       Change in unrealized loss on invest-
        ments available for sale, net of
        tax of $81,570                              -            -            -                -           162,288          162,288
                                                                                                                        -----------

TOTAL COMPREHENSIVE INCOME                          -            -            -                -              -             429,900

ESOP SHARES RELEASED, 4,613 shares;
  $11.28 average fair market value                  -           46,130         5,921           -              -              52,051

RRP SHARES AMORTIZED, 2,891 shares                  -           33,966        -                -              -              33,966

DIVIDENDS PAID ($.28 per share)                     -            4,120        (1,033)      (122,398)          -            (119,311)

PURCHASE OF 82,755 TREASURY SHARES                  (828)        -          (772,692)      (199,118)          -            (972,638)
                                               ---------    ----------   -----------    -----------       --------      -----------
BALANCES, September 30, 2001                       4,471      (371,793)    4,254,063      4,792,222         31,287        8,710,250

COMPREHENSIVE INCOME:
  Net income, nine months ended
    June 30, 2002 (unaudited)                       -            -            -             378,860            -            378,860
  Other comprehensive income, net of tax:
      Change in unrealized gain on invest-
        ments available for sale, net of
        tax of $6,858 (unaudited)                   -            -            -                -            13,312           13,312
                                                                                                                          ---------
TOTAL COMPREHENSIVE INCOME (unaudited)              -            -            -                -               -            392,172

ESOP SHARES RELEASED, 3,233 shares;
  $13.83 average fair market value (unaudited)      -           32,330        12,305           -               -             44,635

RRP SHARES AMORTIZED, 649 shares (unaudited)        -            7,620        -                -               -              7,620

DIVIDENDS PAID ($.21 per share) (unaudited)         -            2,717           572        (82,513)           -            (79,224)

2002 DIRECTORS STOCK PLAN, 21,996 (unaudited)       220       (310,364)      205,443        104,701            -                  -

PURCHASE OF 4,233 TREASURY SHARES
  (unaudited)                                       (42)         -           (39,536)       (17,217)           -            (56,795)
                                               ---------    ----------   -----------    -----------       --------      -----------
BALANCES, JUNE 30, 2002 (unaudited)            $  4,649     $ (639,490)  $ 4,432,847    $ 5,176,053       $ 44,599      $ 9,018,658
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

(6)      2002 DIRECTORS STOCK PLAN

              On May 22, 2002, the directors of the Company adopted the 2002 Directors Stock Plan (the "Directors Plan"). A total of 21,996 shares of common stock may be issued pursuant to the Directors Plan and 21,996 shares were awarded, 3,666 to each of six (6) directors as of June 30, 2002. On each of the three anniversary dates of the Directors Plan, 1,222 shares of such stock will become non-forfeitable unless the forfeitability is accelerated by death or retirement of a given director/holder.


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

                                     FOR THE THREE MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                            JUNE 30, 2002                                JUNE 30, 2001
                            ------------------------------------------    ------------------------------------------
                                                SHARES                                        SHARES
                              INCOME           (DENOMI-      PER-SHARE        INCOME         (DENOMI-        PER-SHARE
                            (NUMERATOR)         NATOR)          AMOUNT      (NUMERATOR)       NATOR)          AMOUNT
Basic EPS                   $   153,863            433,247   $     .36    $     56,309          429,539      $   .13
Effect of Dilutive
 Securities-Options              -                   6,275        (.01)          -               -               -
                            -----------     --------------   ---------    ------------     ------------      -------

Diluted EPS                 $   153,863            439,972   $     .35    $     56,309          429,539      $   .13
                            ===========     ==============   =========    ============     ============      =======

                                      FOR THE NINE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                            JUNE 30, 2002                                  JUNE 30, 2001
                            ------------------------------------------    ------------------------------------------
                                                             SHARES                         SHARES
                              INCOME           (DENOMI-     PER-SHARE       INCOME          (DENOMI-       PER-SHARE
                            (NUMERATOR)          NATOR)       AMOUNT      (NUMERATOR)        NATOR)          AMOUNT

Basic EPS                   $   378,860            426,538   $     .89    $    185,112          456,750      $   .41
Effect of Dilutive
 Securities-Options              -                   4,954        (.01)          -               -               -
                            -----------     --------------   ---------    ------------     ------------      -------
Diluted EPS                 $   378,860            431,492   $     .88    $    185,112          456,750      $   .41
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

                  RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                  Net income increased $97,554, or 173.2%, from $56,309 for the quarter ended June 30, 2001 to $153,863 for the comparable 2002 quarter. Earnings per share for the 2002 three month period totaled $.36 per share, and $.35 per share assuming full dilution as compared to $.13 per share, both basic and assuming full dilution for the 2001 comparable period. The increase in net income consisted of an increase in net interest income of $110,455, or 24.0%, an increase in non-interest income of $970, or 2.5%, a decrease in non-interest expenses of $33,000, or 8.3%, and a decrease in the provision for loan losses of $3,000, or 16.7%, offset by an increase in the provision for income taxes of $49,871, or 180.9%.

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

                  RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

                  Net income increased $193,748, or 104.7%, from $185,112 for the nine months ended June 30, 2001 to $378,860 for the nine months ended June 30, 2002. Earnings per share for the 2002 nine month period totaled $.89 per share, and $.88 per share assuming full dilution compared to $.41 per share, both basic and assuming full dilution for the 2001 comparable period. The increase in net income resulted from an increase in net interest income of $278,998, or 20.3%, an increase in non-interest income of $3,714, or 3.8%, and a decrease in non-interest expense of $23,843, or 2.0%, offset by increases in the provision for loan losses of $9,000, or 24.3%, and the provision for income taxes of $103,807, or 124.7%.

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



Date:    AUGUST 16, 2002                    By: /s/ I. VINCENT RICE
     -------------------------------           --------------------------------
                                                    I. Vincent Rice, President


Date:    AUGUST 16, 2002                    By:/s/ JEFFERY W. CLARK
     -------------------------------           ---------------------------------
                                                   Jeffery W. Clark, Comptroller