Form 10KSB
period 2002-09-30
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2002-12-24
CIK 1009194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2002

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-28020

                      FIRST FEDERAL FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                               31-1456058
-------------------------------------      -------------------------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification Number)

          415 Center Street
            Ironton, Ohio                                45638
-------------------------------------      -------------------------------------
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

Yes /X/      No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

Issuer's revenues for its most recent fiscal year: $4.6 million

As of December 16, 2002, the aggregate value of the 376,729 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 84,893 shares held by all directors and executive officers of the Registrant as a group, was approximately $7.5 million. This figure is based on the last known trade price of $19.80 per share of the Registrant's Common Stock on December 16, 2002.

Number of shares of Common Stock outstanding as of December 16, 2002: 461,622
Transitional Small Business Disclosure Format:  Yes  / /       No  /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     First Federal Financial Bancorp, Inc. (the "Company") is a Delaware corporation and sole stockholder of First Federal Savings Bank of Ironton (the "Savings Bank"), which converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank in June 1996. The only significant assets of the Company are the capital stock of the Savings Bank, investment securities, and the Company's loan to its employee stock ownership plan. The business of the Company consists primarily of the business of the Savings Bank. At September 30, 2002, the Company had $68.9 million in total consolidated assets, $59.8 million in total consolidated liabilities and $9.1 million in total consolidated stockholders' equity.

     The Company's principal executive office is located in Ironton, Ohio. The Savings Bank conducts business from its main office in Ironton, Ohio and one branch office located in Proctorville, Ohio. In October, the Company acquired Lincoln Savings and Loan Association, which maintains one office in Ironton, Ohio. The Savings Bank began conducting business in 1935. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.

     The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on originating real estate loans secured by single-family residential properties in the local markets it serves. See "-Competition." At September 30, 2002, the total gross loan portfolio amounted to $50.4 million, or 73.1% of total consolidated assets, of which $37.9 million, or 75.2%, were single-family residential mortgage loans, $3.9 million, or 7.7%, were multi-family residential loans, $4.8 million, or 9.5%, were commercial real estate loans and $3.8 million, or 7.6%, were comprised of other loans, including home improvement loans, automobile loans, home equity loans and loans secured by savings accounts.

     The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed and related securities (hereinafter "mortgage-backed securities"), municipal and corporate debt securities and other short-term investments. At September 30, 2002, investment securities (both "held to maturity" as well as "available for sale") were $5.6 million, or 8.1% of total consolidated assets, and mortgage-backed securities (both "held to maturity" as well as "available for sale") were $8.8 million, or 12.8% of total consolidated assets. The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits and advances from the Federal Home Loan Bank ("FHLB") and noninterest expenses. Funds are provided primarily by deposits and FHLB advances, amortization and prepayments of outstanding loans and mortgage-backed securities and other sources.

     Operating characteristics of the Company and the Savings Bank in recent years include the following:

          - PROFITABILITY. For the year ended September 30, 2002, the Company had net income of $502,000 as compared to $268,000 and $356,000 for the years ended September 30, 2001 and 2000, respectively. The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income amounted to $2.3 million, $1.9 million and $1.9 million for the years ended September 30, 2002, 2001 and 2000, respectively. The interest rate spreads were 2.96%, 2.25% and 2.32% for the years ended September 30, 2002, 2001 and 2000, respectively. Return on average assets was .72%, .39% and .53% for the years ended September 30, 2002, 2001 and 2000, respectively.

          - NON-INTEREST INCOME. Non-interest income historically has not been a source of profitability for the Company. However, in recent years, the Company has focused on increasing its market share of transaction accounts which has resulted in increased service fee income. Total non-interest income, including service fee income totaled $124,000 for the year ended September 30, 2002, as compared to $128,000 and $106,000 for the years ended September 30, 2001 and 2000, respectively.

          - NON-INTEREST EXPENSE. The Company's ratio of noninterest expense to average total consolidated assets amounted to 2.23% for the year ended September 30, 2002 and averaged 2.20% for the three years ended September 30, 2002.

          - ASSET QUALITY. Management of the Company believes that good asset quality is the key to long-term financial strength and, as a result, the Company's investments are intended to maintain asset quality and control credit risk. In accordance with this approach, the Company has predominantly emphasized single-family residential real estate loans, which comprised 75.2% of total loans receivable at September 30, 2002. As of such date, total non-performing assets constituted $262,000, or .38% of total consolidated assets.

          - STRONG CAPITAL POSITION. At September 30, 2002, the Company had total stockholders' equity of $9.1 million. The Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 11.5%, 11.5% and 21.3%, respectively, as compared to the minimum requirements of 1.5%, 4.0% and 8.0%, respectively.

     The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). The Savings Bank is subject to examination and comprehensive regulation by the OTS, which is the Savings Bank's chartering authority and primary regulator. The Savings Bank is also regulated by the FDIC, the administrator of the SAIF. The Savings Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the FHLB of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

LENDING ACTIVITIES

     GENERAL. The Company's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Lawrence County, Ohio. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company does not originate either FHA-insured or VA-guaranteed real estate loans. The Company's single-family residential loans constituted 75.2% of the total loan portfolio at September 30, 2002. To a significantly lesser extent, the Company's loan portfolio also includes loans secured by multi-family residential properties and commercial real estate, loans secured by savings deposits, automobile loans, home improvement loans and miscellaneous other loans.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                             September 30,
                               ------------------------------------------------------------------------
                                        2002                      2001                     2000
                               ---------------------     ---------------------    ---------------------
                                 Amount        %          Amount         %          Amount        %
                               ---------   ---------     ---------   ---------    ---------   ---------
                                                         (Dollars in Thousands)
Real estate loans:
   Single-family residential   $  37,880        75.2%    $  41,069        77.5%   $  43,271        79.8%
   Multi-family residential        3,883         7.7         2,739         5.2        2,440         4.5
   Commercial real estate          4,816         9.5         5,088         9.6        4,369         8.1
                               ---------   ---------     ---------   ---------    ---------   ---------
     Total real estate loans      46,579        92.4        48,896        92.3       50,080        92.4
                               ---------   ---------     ---------   ---------    ---------   ---------
Non-real estate loans:
   Loans secured by
     savings accounts                607         1.2           656         1.2          701         1.3
   Home improvement                  192          .4           236          .4          290          .5
   Automobile                        964         1.9         1,002         1.9          973         1.8
   Other(1)                        2,060         4.1         2,212         4.2        2,176         4.0
                               ---------   ---------     ---------   ---------    ---------   ---------
     Total other loans             3,823         7.6         4,106         7.7        4,140         7.6
                               ---------   ---------     ---------   ---------    ---------   ---------
     Total loans                  50,402       100.0%       53,002       100.0%      54,220       100.0%
                                           =========                 =========                =========

Less:
   Unearned interest                (121)                     (209)                    (255)
   Loans in process                 (131)                     (111)                    (115)
   Deferred loan fees               (150)                     (159)                    (136)
   Allowance for
      loan losses                   (293)                     (248)                    (297)
                               ---------                 ---------                ---------
     Net loans                 $  49,707                 $  52,275                $  53,417
                               =========                 =========                =========

----------
(1)  Comprised primarily of unsecured consumer loans and home equity loans.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                                 Due 15
                                           Due 1-3       Due 3-5     Due 5-10     Due 10-15    years and
                            Due 1 year   years after   years after  years after  years after   more after
                              or less      9/30/02       9/30/02      9/30/02      9/30/02       9/30/02     Total
                            ----------   -----------   -----------  -----------  -----------   ----------   --------
                                                                  (In Thousands)
Single-family residential   $    2,206   $     2,638   $     2,837  $     6,964  $     8,585   $   14,650   $ 37,880
Multi-family residential            50           113           133          444          548        2,595      3,883
Commercial real estate             183           409           457        1,693        1,008        1,066      4,816
Non-real estate                  1,483         1,132           390          256          245          317      3,823
                            ----------   -----------   -----------  -----------  -----------   ----------   --------
  Total                     $    3,922   $     4,292   $     3,817  $     9,357  $    10,386   $   18,628   $ 50,402
                            ==========   ===========   ===========  ===========  ===========   ==========   ========

     The following shows for the total loans due after one year from September 30, 2002 the type and amount which have fixed interest rates and those which have adjustable interest rates.

                                         Fixed        Floating or
                                         Rates     Adjustable-Rates     Total
                                      ----------   ----------------   ----------
                                                    (In Thousands)
Real estate loans:
   Single-family residential          $   11,275      $   24,399      $   35,674
   Multi-family residential                  571           3,262           3,833
   Commercial real estate                  1,748           2,885           4,633
                                      ----------      ----------      ----------
     Total real estate loans              13,594          30,546          44,140
                                      ----------      ----------      ----------
Non-real estate loans:

   Home improvement                          168               -             168
   Automobile                                848               -             848
   Other(1)                                  896             428           1,324
                                      ----------      ----------      ----------
     Total other loans                     1,912             428           2,340
                                      ----------      ----------      ----------
         Total loans                  $   15,506      $   30,974      $   46,480
                                      ==========      ==========      ==========

----------
(1)  Comprised primarily of unsecured consumer loans and home equity loans.

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

                                                      Year Ended September 30,
                                                 -----------------------------------
                                                    2002         2001         2000
                                                 ---------    ---------     --------
                                                           (In Thousands)
Loan originations:
   Single-family residential                     $   6,802    $   6,454     $  9,048
   Multi-family residential                          2,484        1,299        1,422
   Commercial real estate                              316        1,173          570
   Non-real estate                                   1,834        1,976        2,568
                                                 ---------    ---------     --------
     Total loans originated                         11,436       10,902       13,608
   Loan principal reductions                       (10,792)     (10,225)      (8,001)
                                                 ---------    ---------     --------

     Net increase before other items                   644          677        5,607
Decrease due to other items, net                    (3,212)      (1,819)      (1,893)
                                                 ---------    ---------     --------
Net increase (decrease) in loan portfolio        $  (2,568)   $  (1,142)    $  3,714
                                                 =========    =========     ========

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

     Under applicable federal regulations, the permissible amount of loans to one borrower may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2002, the Company's five largest loans or groups of loans to one borrower, including related entities, ranged from an aggregate of $683,000 to $914,000 and the Company's loans-to-one-borrower limit was $1.2 million at such date. All of such loans were performing as of September 30, 2002.

     SINGLE-FAMILY RESIDENTIAL LOANS. The Company's single-family residential mortgage loans consist almost exclusively of conventional loans. The Company originates solely for portfolio retention and has never sold any loans originated. The single-family residential mortgage loans offered by the Company currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans have maturities of up to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At September 30, 2002, $12.0 million, or 31.7%, of the Company's single-family residential mortgage loans were fixed-rate loans.

     The adjustable-rate loans currently offered by the Company have maturities which range up to 30 years, with interest rates which adjust every year in accordance with a Federal Housing Finance Board index of national contract averages of single-family loans closed in the prior month, plus a margin. The margin established by the Company may be more or less than the Federal Housing Finance Board index rate. The Company's adjustable-rate residential loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date and 5% over the life of the loan. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be fully amortized by the end of the loan term and, thus, do not permit so-called negative amortization. With the decline in market rates of interest over the past few years, the Company's customers have shown a preference for adjustable-rate loans. Originations of adjustable-rate residential loans constituted 67.0%, 69.6% and 48.5% of total origination of single-family residential loans during the years ended September 30, 2002, 2001 and 2000, respectively. At September 30, 2002, $25.9 million, or 68.3%, of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

     The Company currently will lend up to the lesser of 95% of the appraised value of the property securing a single-family residential loan or the purchase price of the property. Most loans are made for up to 80% of the lesser of the purchase price or appraised value. However, the Company also offers a "First Time Homebuyer's Program," which has been popular with customers, pursuant to which it will lend up to the lesser of 90% of the purchase price or the appraised value of the property and offer an interest rate which is .25% below its quoted rate. A prospective borrower must otherwise meet the Company's underwriting standards. The Company requires either private mortgage insurance or sufficient funds on deposit in a savings account with the Company on any loans which are originated with a loan-to-value ratio of greater than 80%, with the exception of "First Time Homebuyer's Program" loans. The Company's "First Time Homebuyer's Program" contributed 23.9%,
14.1% and 14.9% of total residential originations during fiscal 2000, 2001 and 2002.

     The Company also offers home equity loans secured by the underlying equity in the borrower's home to those borrowers with whom it has a first mortgage loan. Such home equity loans are amortizing loans with a maximum term of 20 years. The Company's home equity loans require combined loan-to-value ratios of 95% or less, depending on the borrowers debt to income ratio.

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. At September 30, 2002, the Company's multi-family residential loan portfolio was comprised of thirteen loans, all of which are secured by apartment buildings, which contain between 5 and 37 units. The Company will originate loans up to 80% of the value of the security property for terms of up to 20 years. At September 30, 2002, the Company had $3.9 million, or 7.7% of the total loan portfolio, invested in multi-family residential loans.

     At September 30, 2002, the Company's commercial real estate portfolio was comprised of 46 loans, with principal balances of up to $907,500. The properties which secure such loans are primarily local facilities and include land and improved land, a warehouse, churches, a multi-purpose building, a funeral home, and various other small commercial facilities. The Company will originate loans for up to 70% of the appraised value for terms of up to 20 years. At September 30, 2002, the Company's commercial real estate loan portfolio amounted to $4.8 million, or 9.5% of the total loan portfolio.

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

     NON-REAL ESTATE LOANS. At September 30, 2002, the Company had $607,000, or 1.2% of the total loan portfolio, invested in loans secured by savings accounts. The Company will originate such loans in an amount up to 95% of the account balance at 2% over the rate paid on the account. In addition, as of such date, the Company had $964,000, or 1.9% of the total loan portfolio, invested in new and used automobile loans, which are fixed-rate loans with terms ranging up to five years in the case of loans on new cars and shorter terms for loans on used cars; $192,000 or .4% of the total loan portfolio, invested in home improvement loans and $2,060,000, or 4.1% of the total loan portfolio, invested in other miscellaneous loans, primarily small, short-term unsecured loans to customers, lines of credit, and home equity loans.

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

     Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Such assets are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

     NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the periods presented.

                                                                     September 30,
                                                        --------------------------------------
                                                          2002           2001           2000
                                                        --------       --------       --------
                                                                (Dollars in Thousands)
Non-accruing loans:
   Single-family residential                            $    206       $    204       $    206
                                                        --------       --------       --------

         Total non-accruing loans                            206            204            206
                                                        --------       --------       --------

Accruing loans greater than
   90 days delinquent                                         17              7             15
                                                        --------       --------       --------
         Total non-performing loans(1)                       223            211            221
                                                        --------       --------       --------
Real estate owned(1)                                          39            311              -
                                                        --------       --------       --------
     Total non-performing assets                        $    262       $    522       $    221
                                                        ========       ========       ========
     Total non-performing loans as a percentage of
       total loans                                          0.45%          0.40%          0.41%
                                                        ========       ========       ========
     Total non-performing assets as a percentage of
       total assets                                         0.38%          0.74%          0.33%
                                                        ========       ========       ========

----------
(1) At September 30, 2002, non-accruing single family residential loans consist of six loans with balances ranging from $25,000 to $45,000, compared to seven loans with balances ranging from $15,000 to $60,000 at September 30, 2001. Accruing loans greater than 90 days delinquent at September 30, 2002 consist of three installment loans, the largest of which was $8,500, as compared to two installment loans, the largest of which was $3,600 at September 30, 2001. Management does not expect any material losses to be sustained as a result of these non-accrual loans.

     For the years ended September 30, 2002 and 2001, gross interest income which would have been recorded had the loans accounted for on a non-accrual basis been current in accordance with their original terms amounted to $6,605 and $10,844, respectively. For the years ended September 30, 2002 and 2001, $10,493, and $5,746 were included in interest income for these same loans prior to the time they were placed on non-accrual status.

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

                                                                         Year Ended
                                                                        September 30,
                                                        --------------------------------------------
                                                           2002             2001             2000
                                                        ----------       ----------       ----------
                                                                   (Dollars in Thousands)
Balance at beginning of period                          $      248       $      297       $      292
                                                        ----------       ----------       ----------

Charge-offs:
   Single-family residential                                    (7)             (14)             (20)
   Consumer and other                                          (34)             (92)              (4)

Recoveries:
   Single-family residential                                     -                -                6
   Consumer and other                                            5                2                -
                                                        ----------       ----------       ----------

   Net charge-offs                                             (36)            (104)             (18)
                                                        ----------       ----------       ----------
   Provision for loan losses                                    81               55               23
                                                        ----------       ----------       ----------
Balance at end of period                                $      293       $      248       $      297
                                                        ==========       ==========       ==========

Allowance for loan losses as a percent of total               0.59%            0.47%            0.55%
                                                        ==========       ==========       ==========
Ratio of net charge-offs to average loans outstanding         0.07%            0.20%            0.03%
                                                        ==========       ==========       ==========

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                 September 30,
                             -------------------------------------------------------------------------------------
                                      2002                            2001                           2000
                             ------------------------     ---------------------------     ------------------------
                                          Percent of                     Percent of                    Percent of
                                           Loans to                       Loans to                      Loans to
                              Amount     Total Loans        Amount       Total Loans       Amount      Total Loans
                             -------    -------------     ---------     -------------     --------    ------------
                                                            (Dollars in Thousands)
Single-family residential    $   195             66.6%    $     205              82.6%    $    237            79.8%
Multi-family residential          20              6.8            13               5.3           13             4.5
Commercial real estate            25              8.5            25              10.1           24             8.1
Other loans                       53             18.1             5               2.0           23             7.6
                             -------    -------------     ---------     -------------     --------    ------------
     Total                   $   293            100.0%    $     248             100.0%    $    297           100.0%
                             =======    =============     =========     =============     ========    ============

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

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. At September 30, 2002, the Company had an aggregate of $4.6 million, or 52.3% of total mortgage-backed securities (held to maturity and available for sale), invested in GNMA, FNMA and FHLMC certificates and, as of such date, the Company had $4.2 million, or 47.7% of total mortgage-backed securities, invested in eleven collateralized mortgage obligations ("CMOs").

     In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The Company's CMO's were issued by the GNMA, FNMA and FHLMC and are performing in accordance with their terms. As of September 30, 2002, the Company did not own any mortgage-related securities designated as "high-risk mortgage securities" under OTS pronouncements.

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

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At September 30, 2002, none of the Company's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

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

     The following table sets forth the composition of the Company's mortgage-backed securities held to maturity at the dates indicated.

                                                                        September 30,
                                                        --------------------------------------------
                                                           2002             2001             2000
                                                        ----------       ----------       ----------
                                                                   (Dollars in Thousands)
GNMA certificates                                       $        -       $       15       $       17
FNMA certificates                                              700            1,012              808
FHLMC certificates                                             868            1,131            1,371
Collateralized mortgage obligations                          1,716            2,035            1,577
                                                        ----------       ----------       ----------

       Total mortgage-backed securities held to
         maturity                                            3,284            4,193            3,773
Unamortized premiums                                            97              106              108
Unearned discounts                                              (2)              (3)              (4)
                                                        ----------       ----------       ----------
       Net mortgage-backed securities held to
         maturity                                       $    3,379       $    4,296       $    3,877
                                                        ==========       ==========       ==========

Weighted average interest rate                                6.28%            6.25%            6.25%
                                                        ==========       ==========       ==========

     The following table sets forth the composition of the Company's mortgage-backed securities available for sale at the dates indicated.

                                                                        September 30,
                                                        --------------------------------------------
                                                           2002             2001             2000
                                                        --------------------------------------------
                                                                   (Dollars in Thousands)
GNMA certificates                                       $    1,092       $      520       $      375
FNMA certificates                                            1,359              913              400
FHLMC certificates                                             450              213              268
Collateralized mortgage obligations                          2,458            4,556            3,645
                                                        ----------       ----------       ----------

     Total mortgage-backed securities available for
       sale                                                  5,359            6,202            4,688

Unamortized premiums                                            60               71               31
Unearned discounts                                             (56)            (111)            (113)
Unrealized holding gain (loss) on mortgage-backed
  securities available for sale                                 77               41             (195)
                                                        ----------       ----------       ----------

     Net mortgage-backed securities available for sale  $    5,440       $    6,203       $    4,411
                                                        ==========       ==========       ==========

Weighted average interest rate                                5.34%            5.74%            5.82%
                                                        ==========       ==========       ==========

     The following table sets forth the activity in the Company's aggregate mortgage-backed securities portfolio (held to maturity and available for sale) during the periods indicated.

                                                 At or For the Year Ended
                                                      September 30,
                                          --------------------------------------
                                             2002          2001          2000
                                          ----------    ----------    ----------
                                                      (In Thousands)
Mortgage-backed securities at
  beginning of period                     $   10,499    $    8,288    $    9,146
Purchases                                      1,740         2,997             -
Repayments                                    (3,492)       (1,019)         (720)
Sales                                              -             -             -
Accretion and amortization, net                   36            (3)          (24)
Net change in unrealized holding
  gain on available for sale securities           36           236          (114)
                                          ----------    ----------    ----------

Mortgage-backed securities at
  end of period                           $    8,819    $   10,499    $    8,288
                                          ==========    ==========    ==========

     At September 30, 2002, the weighted average contractual maturity of the Company's aggregate mortgage-backed securities (held to maturity and available for sale) was approximately 19 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     INVESTMENT SECURITIES. The following table sets forth certain information relating to the Company's investment securities held to maturity at the dates indicated.

                                    September 30,
                         ------------------------------------
                            2002         2001         2000
                         ----------   ----------   ----------
                                    (In Thousands)
U.S. Government agency
  securities             $    3,417   $    1,348   $      491
Municipal bonds                 781          883        1,089
FHLB stock                      681          649          599
                         ----------   ----------   ----------
     Total               $    4,879   $    2,880   $    2,179
                         ==========   ==========   ==========

     The following table sets forth certain information relating to the Company's investment securities available for sale at the dates indicated.

                                                           September 30,
                                               ------------------------------------
                                                  2002         2001         2000
                                               ----------   ----------   ----------
                                                          (In Thousands)
U.S. Government agency securities              $      750   $      655   $      350
                                               ----------   ----------   ----------
   Total investment securities
     available for sale                               750          655          350
Unrealized holding gain (loss) on investment
  securities available for sale                         5            4           (4)
                                               ----------   ----------   ----------

Net investment securities available for sale   $      755   $      659   $      346
                                               ==========   ==========   ==========

     The following table sets forth certain information regarding the maturities of the Company's investment securities at September 30, 2002.

                                                             Contractually Maturing
                       ---------------------------------------------------------------------------------------------------------
                                   Weighted                   Weighted                   Weighted                   Weighted
                       Under 1      Average                    Average     6-10 Years     Average      Over 10       Average
                         Year        Yield       1-5 Years      Yield                      Yield        Years         Yield
                       -------      --------     ---------     --------    -----------   ---------     -------      ---------
                                                             (Dollars in Thousands)
U.S. Government
  agency securities  $        -            -%          831   $     4.11%   $    3,095         5.39%   $      246         5.00%
Municipal bonds             400         5.25           286         5.52            95         4.95             -            -
FHLB stock                    -            -             -            -             -            -           681         4.80
                     ----------                -----------                 ----------                  ----------
      Total          $      400         5.25%   $    1,117         4.47%   $    3,190         5.38%   $      927         4.85%
                     ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========

     The Company's investment securities are classified as either held to maturity or available for sale at the time of purchase, in accordance with GAAP.

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

                                                             September 30,
                             -----------------------------------------------------------------------------
                                       2002                       2001                       2000
                             -----------------------    -----------------------    -----------------------
                                                          Amount     Percentage      Amount     Percentage
                             ----------   ----------    ----------   ----------    ----------   ----------
                                                         (Dollars in Thousands)
Certificate accounts:
     2.00 - 4.00%            $   26,924         54.1%   $      480           .9%   $        -            -%
     4.01 - 6.00%                 4,506          9.1        32,376         63.3         4,986         10.8
     6.01 - 8.00%                 3,024          6.1         7,053         13.8        30,884         66.6
                             ----------   ----------    ----------   ----------    ----------   ----------

Total certificate accounts       34,454         69.3        39,909         78.0        35,870         77.4
                             ----------   ----------    ----------   ----------    ----------   ----------

Transaction accounts:
     Passbook accounts           11,967         24.0         8,695         17.0         8,343         18.0
     Christmas Club                 100           .2            96           .2            89           .2
     Demand accounts              3,229          6.5         2,416          4.8         2,064          4.4
                             ----------   ----------    ----------   ----------    ----------   ----------

Total transaction accounts       15,296         30.7        11,207         22.0        10,496         22.6
                             ----------   ----------    ----------   ----------    ----------   ----------

Total deposits               $   49,750        100.0%   $   51,116        100.0%   $   46,366        100.0%
                             ==========   ==========    ==========   ==========    ==========   ==========

     The following table sets forth the deposits activities of the Company during the periods indicated.

                                         Year Ended September 30,
                                  --------------------------------------
                                     2002           2001         2000
                                  ----------    ----------    ----------
                                              (In Thousands)
Deposits                          $   64,804    $   59,212    $   51,560
Withdrawals                          (67,643)      (56,551)      (54,704)
                                  ----------    ----------    ----------

     Net increase (decrease)
       before interest credited       (2,839)        2,661        (3,144)
Interest credited                      1,473         2,089         1,767
                                  ----------    ----------    ----------

     Net increase (decrease) in
       deposits                   $   (1,366)   $    4,750    $   (1,377)
                                  ==========    ==========    ==========

     The following table shows the contractual interest rate and maturity information for the Company's certificates of deposit at September 30, 2002.

                                        Maturity Date
               --------------------------------------------------------------
                One Year        Over         Over         Over
                 or Less     1-2 Years    2-3 Years     3 Years      Total
               ----------   ----------   ----------   ----------   ----------
                                       (In Thousands)
2.00 - 4.00%   $   19,111   $    3,274   $    3,874   $      665   $   23,924
4.01 - 6.00%          689        1,816        2,001            -        4,506
6.01 - 8.00%        2,238          786            -            -        3,024
               ----------   ----------   ----------   ----------   ----------

     Total     $   22,038   $    5,876   $    5,875   $      665   $   34,454
               ==========   ==========   ==========   ==========   ==========

     The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 2002. The Company does not use brokered deposits and the substantial majority of all funds are from within the local market area.

                                               Certificates of deposit maturing
                                                      in quarter ending:
                                               --------------------------------
                                                        (In Thousands)
                  December 31, 2002                        $ 1,135
                  March 31, 2003                               553
                  June 30, 2003                              1,216
                  September 30, 2003                           668
                  After September 30, 2003                   3,109
                                                           -------

     Total certificates of deposit with
       balances of $100,000 or more                        $ 6,681
                                                           =======

     BORROWINGS. The Company may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2002, the Company had $9.6 million in outstanding advances from the FHLB of Cincinnati.

     The following table sets forth the maximum month-end balance and average balance of the Company's FHLB advances during the periods indicated.

                                                        Year Ended September 30,
                                               --------------------------------------------
                                                 2002             2001              2000
                                               --------         --------          --------
                                                         (Dollars in Thousands)
Maximum balance                                $ 10,834         $ 12,087          $ 11,746
Average balance                                   9,747           10,318            10,056
Year end balance                                  9,612           10,837            11,690
Weighted average interest rate:
     At end of year                                4.40%            4.54%             6.31%
     During the year                               4.52             5.60              6.07

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

     The Company's primary market area is Lawrence County, Ohio. Lawrence County has six banks with thirteen offices and four thrift institutions with eight offices which all compete for deposits and loans. Lawrence County has a very competitive financial institution market dominated in total deposits by banks. The Company is much smaller in size than many of its competitors in terms of assets and is less diversified.

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

REGULATION

     GENERAL.

     Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund, or SAIF, and not for the benefit of a company's stockholders. The following information describes certain aspects of those regulations applicable to the Company and the Savings Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

     REGULATION OF THE COMPANY.

     GENERAL. The Company is a savings and loan holding company subject to regulatory oversight by the OTS. As such, it is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and the Savings Bank, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Savings Bank.

     ACTIVITIES RESTRICTIONS. The Company's activities are subject to restrictions applicable to bank holding companies. Bank holding companies are prohibited, subject to certain exceptions, from engaging in any business or activity other than a business or activity that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities satisfy this closely related to banking standard. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services, acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking nor a proper incident thereto. Legislation enacted in 1999 has expanded the types of activities that may be conducted by qualifying holding companies that register as "financial holding companies."

     RESTRICTIONS ON ACQUISITIONS. The Company must obtain approval from the OTS before acquiring control of any SAIF-insured association. Such acquisitions are generally prohibited if they result in a savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in the case of a supervisory acquisition of a failing savings association.

     Federal law generally provides that no person or entity, acting directly or indirectly or through or in concert with one or more other persons or entities, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association that is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     REGULATION OF THE SAVINGS BANK.

     GENERAL. As a federally chartered, SAIF-insured savings association, the Savings Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Savings Bank must comply with various statutory and regulatory requirements. The Savings Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS, in conjunction with the FDIC, regularly examines the Savings Bank and prepares reports for the Savings Bank's board of directors on any deficiencies found in the operations of the Savings Bank. The relationship between the Savings Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Savings Bank.

     The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Savings Bank and their operations.

     INSURANCE OF DEPOSIT ACCOUNTS. The SAIF, as administered by the FDIC, insures the Savings Bank's deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the Savings Bank:

     -    has engaged in unsafe or unsound practices;

     -    is in an unsafe or unsound condition to continue operations; or

     - has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, as of December 31, 2001, SAIF members pay zero to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the third quarter of 2002 of approximately $0.0172 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     PROPOSED LEGISLATION. From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in Congress that would:

     -    merge the Bank Insurance Fund and the SAIF;

     - increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation;

     -    increase deposit insurance coverage limits for municipal deposits;

     - double deposit insurance coverage limits for individual retirement accounts; and

     - replace the current fixed 1.25 designated reserve ratio with a reserve range of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range.

     While the Company cannot predict whether such proposals will eventually become law, they could have an effect on the Company's operations and the way it conducts business.

     REGULATORY CAPITAL REQUIREMENTS AND PROMPT CORRECTIVE ACTION. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of a least 10.0%, a Tier1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirements by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of "1" and is not experiencing significant growth). The regulation also established three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2002, the Savings Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution's primary regulator.

     OTS capital regulations require savings associations to meet three capital standards:

     -    tangible capital equal to at least 1.5% of total adjusted assets,

     - leverage capital (core capital) equal to 4.0% of total adjusted assets, and

     -    risk-based capital equal to 8.0% of total risk-weighted assets.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The Savings Bank is not subject to any such individual minimum regulatory capital requirements. The Savings Bank's regulatory capital exceeds all minimum regulatory capital requirements as of September 30, 2002.

     The Home Owners' Loan Act, or HOLA, permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under designated circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     LOANS-TO-ONE-BORROWER LIMITATIONS. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including certain related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus for the purpose of developing residential housing, provided:

     - the purchase price of each single-family dwelling in the development does not exceed $500,000;

     - the savings association is in compliance with its fully phased-in capital requirements;

     -    the loans comply with applicable loan-to-value requirements; and

     - the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     At September 30, 2002, the Savings Bank's loans-to-one-borrower limit was $1.2 million based upon the 15% of unimpaired capital and surplus measurement. At September 30, 2002, the Savings Bank's largest single lending relationship had an outstanding balance of $907,500, and consisted of a loan secured by real estate being developed for single-family residential construction located in Ohio, which was performing in accordance with its terms.

     QUALIFIED THRIFT LENDER TEST. Savings associations must meet a qualified thrift lender, or QTL, test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2002, the Savings Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     AFFILIATE TRANSACTIONS. Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. The OTS has issued proposed regulations which implement Regulation W. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association. The Company is considered to be affiliate of the Savings Bank. In general, a savings association or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

     - to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate; and

     - to an amount equal to 20% of the association's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

     -    a loan or extension of credit to an affiliate;

     -    a purchase of investment securities issued by an affiliate;

     -    a purchase of assets from an affiliate, with some exceptions;

     - the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

     - the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations:

     - a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

     - a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;

     - a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;

     - covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

     - with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     The OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provide that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     CAPITAL DISTRIBUTION LIMITATIONS. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under these regulations, a savings association may, in circumstances described therein:

     - be required to file an application and await approval from the OTS before it makes a capital distribution;

     -    be required to file a notice 30 days before the capital distribution;
          or

     - be permitted to make the capital distribution without notice or application to the OTS.

     The OTS regulations require a savings association to file an application if:

     - it is not eligible for expedited treatment of its other applications under OTS regulations;

     - the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

     - it would not be at least adequately capitalized under the prompt corrective action regulations of the OTS following the distribution; or

     - the association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

     In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

     - would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;

     - the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

     - the savings association is a subsidiary of a savings and loan holding company.

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on its most recent examination, the Savings Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

     FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the Federal Home Loan Bank, or FHLB, system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Savings Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

     - 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

     -    5% of its FHLB advances or borrowings.

     The Savings Bank's required investment in FHLB stock, based on September 30, 2002 financial data, was $102,171. At September 30, 2002, the Savings Bank had $681,200 of the FHLB of Cincinnati stock.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At September 30, 2002, the Savings Bank was in compliance with these requirements.

     ACTIVITIES OF SUBSIDIARIES. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     RECENT BANKING LEGISLATION.

     USA PATRIOT ACT OF 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     FINANCIAL SERVICES MODERNIZATION LEGISLATION. In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

     In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

     The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

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

     The SOA addresses, among other matters:

     -    audit committees for all reporting companies;

     - certification of financial statements by the chief executive officer and the chief financial officer;

     - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     - a prohibition on insider trading during pension plan black out periods;

     -    disclosure of off-balance sheet transactions;

     - a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4's;


     - disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     -    "real time" filing of periodic reports;

     -    the formation of a public accounting oversight board;

     -    auditor independence; and

     - various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

     BAD DEBT RESERVES. Under the Small Business Job Protection Act of 1996, the Savings Bank is required to use the Experience Method (a six-year moving average of the Savings Bank's actual loss experience) of computing additions to its bad debt reserve for taxable years beginning with the Savings Bank's
taxable year beginning January 1, 1996.   At December 31, 2001, the federal
income tax reserves of the Savings Bank included $1.3 million for which no federal income tax has been provided.

     OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Savings Bank.

     The Savings Bank's federal income tax returns for the tax years ended December 31, 1999 forward are open under the statute of limitations and are subject to review by the IRS.

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

     The Savings Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.3% for the 2002 return, which is based on net worth as of December 31, 2001.


     The Savings Bank's state franchise tax returns for the tax years ended December 31, 1999 forward are open under the statute of limitations and are subject to review by state taxing authorities.

EMPLOYEES

     The Company has 19 full-time employees and 2 part-time employees as of September 30, 2002. Only the President and Comptroller of the Company and Bank, each office served by the same person at each entity, have employment agreements with the Company or Bank.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal executive office is located at 415 Center Street, Ironton, Ohio 45638. The following table sets forth certain information with respect to the offices and other properties of the Savings Bank at September 30, 2002.

                                                          Net Book Value
         Description/Address           Leased/Owned        of Property          Deposits
-----------------------------------   --------------     ----------------      ----------
                                                          (In Thousands)
MAIN OFFICE:
415 Center Street
Ironton, Ohio 45638                         Owned                $ 901          $ 36,765

BRANCH OFFICE:
201 State Street
Proctorville, Ohio 45669                    Owned                $ 704          $ 12,985


ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of First Federal Financial Bancorp, Inc. is listed for quotation on the OTC Bulletin Board under the symbol "FFFB". The stock was issued on June 4, 1996 at $10.00 per share. As of December 19, 2002, there were 147 stockholders of record and 461,622 outstanding shares of common stock.

     The following table sets forth the high and low closing bid prices as reported by the National Association of Securities Dealers, Inc. and dividends declared per share of common stock for fiscal years 2001 and 2002:

                                                   Price Per Share
                                       -------------------------------------     Dividends
           Quarter Ended                  High                  Low              Declared
        -------------------            ----------            ---------          -----------
2001

   December 31, 2000                    11  1/2              10  13/16              .07

   March 31, 2001                       11  3/4              10  13/16              .07

   June 30, 2001                        11  7/8              11   1/10              .07

   September 30, 2001                   12                   11  11/20              .07

2002

December 31, 2001                       13                   11  11/20              .07

March 31, 2002                          15  1/4              14                     .07

June 30, 2002                           15                   14  10/91              .07

September 30, 2002                      15  3/4              14  13/20              .07

    Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations, and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a Delaware corporation organized in 1996 by First Federal Savings and Loan Association of Ironton (the "Association") for the purpose of acquiring all of the capital stock of First Federal Savings Bank of Ironton (the "Bank") issued in the conversion of the Association from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank (the "Conversion"). The Conversion was completed on June 3, 1996. The only significant assets of the Company are the capital stock of the Bank and the remaining net conversion proceeds retained by the Company. To date, the business of the Company has consisted of the business of the Bank.

     The Bank conducts business from its main office located in Ironton, Ohio and one full-service branch office located in Proctorville, Ohio. In October, the Company acquired Lincoln Savings and Loan Association, which maintains one office in Ironton, Ohio. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. At September 30, 2002, the Company had total consolidated assets of $68.9 million, total consolidated liabilities of $59.8 million, and total stockholders' equity of $9.1 million.

     The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans secured by single-family residences located in Lawrence County and surrounding counties in Southern Ohio and to invest in mortgage-backed securities and United States Government and federal agency securities. To a lesser extent, the Bank also makes consumer loans and loans secured by savings accounts.

     The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earnings assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which consist of interest-bearing checking accounts, passbook savings accounts, certificates of deposit and advances from the FHLB. The Company's net income is also affected by its provision for loan losses, as well as its non-interest income, including fees and gains or losses on sales of assets, its operating expenses, including compensation and benefits expenses, occupancy and equipment expenses, federal deposit insurance premiums, miscellaneous other expenses and federal income taxes.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995



     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Bank operates), the impact of competition for the Bank's customers from other providers of financial services, the impact of government legislation and regulation (which change from time to time and over which the Bank has no control), and other risks detailed herein and in the Company's other
Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company.

FINANCIAL CONDITION

     ASSETS. Total assets decreased by $2.1 million, or 3.0%, from $71.0 million at September 30, 2001 to $68.9 million at September 30, 2002. The decrease consisted primarily of decreases in loans receivable of $2.6 million, and mortgage-backed securities (held to maturity and available for sale) of $1.6 million, partially offset by increases in investment securities of $2.1 million and cash and cash equivalents of $.5 million.

     CASH AND CASH EQUIVALENTS. These balances consist of cash on hand and interest-bearing checking accounts and overnight deposit accounts in other financial institutions. Cash and cash equivalents increased $.5 million, totaling $2.7 million at September 30, 2002 as compared to $2.2 million at September 30, 2001. The increase resulted from net cash flows from operating activities of $.9 million and from investing activities of $2.4 million, offset by net cash flows used for financing activities of $2.8 million.

     INVESTMENT SECURITIES. Investment securities consist primarily of U.S. Government agency securities and obligations of states and political subdivisions. Investment securities, both held to maturity and available for sale, increased $2.1 million, or 60.0%, from $3.5 million at September 30, 2001 to $5.6 million at September 30, 2002.

     LOANS RECEIVABLE. The Company's loans receivable, net, decreased by $2.6 million, or 5.0%, from $52.3 million at September 30, 2001 to $49.7 million at September 30, 2002. Total loan originations during the year amounted to $11.4 million, of which $6.8 million were for single-family residential loans within the Company's local trade area.

     LOAN CONCENTRATIONS. The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $46.6 million, or 92.4%, of total gross loans outstanding at September 30, 2002, while consumer loans, including installment loans, loans secured by deposit accounts and unsecured loans, totaled $3.8 million, or 7.6%, of total gross loans outstanding.

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

     ALLOWANCE FOR LOAN LOSSES. The Company's policy is to establish an allowance for estimated losses on loans when it determines that a significant and probable decline in value occurs. The allowance for losses on loans is maintained at a level believed adequate by management to absorb estimated losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The Company's allowance for loan losses has historically been predicated on its low loss experience.

     The allowance for loan losses as a percentage of total loans increased slightly from .47% at September 30, 2001 to .59% at September 30, 2002. The total dollar amount of the allowance increased from $248,000 at September 30, 2001 to $293,000 at September 30, 2002.

     Charge-off activity for the year ended September 30, 2002 totaled $40,595 as compared to $105,698 for the preceding year. Recoveries totaled $5,055 and $1,550 for the years ended September 30, 2002 and 2001, respectively. Of the $40,545 of charge-offs in 2002, $33,347 consisted of consumer loans with the remaining $7,248 attributable to real estate loans.

     The Company had $206,000 and $204,000 of non-accrual loans at September 30, 2002 and 2001, respectively. At the same dates, there were loans of $17,000 and $7,000 greater than 90 days delinquent which were still accruing interest.

     The Company had no troubled debt restructurings during the years ended September 30, 2002 and 2001.

     Management has determined that the allowance for loan losses is adequate at September 30, 2002 and 2001.

     MORTGAGE-BACKED SECURITIES. The Company invests in both fixed-rate and adjustable-rate mortgage-backed securities, which are classified either as held to maturity or available for sale. Aggregate balances of mortgage-backed securities decreased $1.6 million, or 15.2%, totaling $8.9 million at September 30, 2002 and $10.5 million at September 30, 2001. During the year ended September 30, 2002, there was $1.7 million of mortgage-backed securities purchased, and $3.3 million in principal repayments. The market value of the available for sale portfolio increased $.1 million.

     DEPOSITS. The Company's deposit accounts consist of passbook savings accounts, certificates of deposit and checking accounts. Deposits decreased $1.3 million, or 2.5%, from $51.1 million at September 30, 2001 to $49.8 million at September 30, 2002. The Savings Bank continues to offer competitive interest rates on deposit accounts. The increase in deposits was used primarily to fund purchases of investment securities during the year.

     ADVANCES FROM FEDERAL HOME LOAN BANK. The Company utilized $3.6 million in new advances during the year ended September 30, 2002 to meet its loan demand and other funding needs. Approximately $4.8 million of advances were repaid during the year. Outstanding advances totaled $9.6 million at September 30, 2002 as compared to $10.8 million at September 30, 2001. The Company has ample borrowing capacity if needed to fund future commitments.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased $.4 million, or 4.6%, from $8.7 million at September 30, 2001, to $9.1 million at September 30, 2001. Net income during the year of $502,000 was partially offset by dividends paid, the purchase of treasury stock, and stock released to employee benefit plans.

RESULTS OF OPERATIONS

     AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID. The following table presents for the years indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on month-end balances.

                                                                       Year Ended September 30,
                                       -----------------------------------------------------------------------------------------
                                                        2002                                             2001
                                       ---------------------------------------        ------------------------------------------
                                                                        (Dollars in Thousands)
                                         Average                        Yield/          Average                           Yield/
                                         Balance         Interest        Rate           Balance          Interest          Rate
                                       -----------      ----------     -------        -----------       ----------       -------
Interest-earning assets:
  Loans receivable (1)                 $    50,492      $    3,926        7.78%       $    52,961       $    4,219          7.97%
  Mortgage-backed securities (2)             9,098             434        4.77              9,156              567          6.19
  Investment securities (3)                  5,255             238        4.53              2,701              167          6.18
  Other interest-earning assets              2,171              27        1.24               1571               66          4.20
                                       -----------      ----------                    -----------       ----------
     Total interest-earning assets          67,016           4,625        6.90             66,389            5,019          7.56
                                                        ----------     -------                          ----------       -------
Non-interest earning assets                  2,602                                          2,619
                                       -----------                                    -----------

     Total assets                      $    69,618                                    $    69,008
                                       ===========                                    ===========

Interest-bearing liabilities:
 Deposits                              $    50,233           1,921        3.82        $    47,332            2,568          5.21
 FHLB advances                               9,747             441        4.52             10,318              598          5.80
                                       -----------      ----------                    -----------       ----------
     Total interest-
      bearing liabilities                   59,980           2,362        3.94             59,650            3,166          5.31
                                                        ----------     -------                          ----------       -------
Non-interest bearing liabilities               593                                            463
                                       -----------                                    -----------

     Total liabilities                      60,573                                         60,113
Stockholders' equity                         9,045                                          8,895
                                       -----------                                    -----------

     Total liabilities and
       stockholders' equity            $    69,618                                    $    69,008
                                       ===========                                    ===========

Net interest income;
 interest rate spread                                   $    2,263        2.96%                         $    1,853          2.25%
                                                        ==========     =======                          ==========       =======

Net interest margin (4)                                                   3.38%                                             2.79%
                                                                       =======                                           =======
Average interest-earning
  assets to average interest-bearing
  liabilities                                                           111.73%                                           111.30%
                                                                       =======                                           =======

                                               Year Ended September 30,
                                       ---------------------------------------
                                                        2000
                                       ---------------------------------------
                                                (Dollars in Thousands)
                                         Average                        Yield/
                                         Balance         Interest        Rate
                                       -----------      ----------     -------
Interest-earning assets:
  Loans receivable (1)                 $    52,015      $    3,986        7.66%
  Mortgage-backed securities (2)             8,941             540        6.04
  Investment securities (3)                  2,717             174        6.40
  Other interest-earning assets                897              48        5.35
                                       -----------      ----------
     Total interest-earning assets          64,606           4,748        7.35
                                                        ----------     -------
Non-interest earning assets                  2,263
                                       -----------

     Total assets                      $    66,869
                                       ===========

Interest-bearing liabilities:
 Deposits                              $    47,509           2,290        4.82
 FHLB advances                               9,603             583        6.07
                                       -----------      ----------
     Total interest-
      bearing liabilities                   57,112           2,873        5.03
                                                        ----------     -------
Non-interest bearing liabilities               403
                                       -----------

     Total liabilities                      57,515
Stockholders' equity                         9,354
                                       -----------

     Total liabilities and
       stockholders' equity            $    66,869
                                       ===========

Net interest income;
 interest rate spread                                   $    1,875        2.32%
                                                        ==========     =======

Net interest margin (4)                                                   2.90%
                                                                       =======
Average interest-earning
  assets to average interest-bearing
   liabilities                                                          113.12%
                                                                       =======

----------
(1)  Includes non-accrual loans.
(2) Includes mortgage-backed securities held to maturity as well as those available for sale.
(3) Includes investment securities held to maturity as well as those available for sale.
(4) Net interest margin is net interest income divided by average interest-earning assets.

     RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                      Year Ended September 30,
                                   --------------------------------------------------------------------------------------------
                                            2002 vs. 2001                   2001 vs. 2000                  2000 vs. 1999
                                   ------------------------------   ----------------------------   ----------------------------
                                        Increase                        Increase                       Increase
                                       (Decrease)                      (Decrease)                     (Decrease)
                                         Due to           Total          Due to          Total          Due to         Total
                                   -----------------    Increase    ---------------    Increase    ---------------    Increase
                                    Rate      Volume   (Decrease)    Rate    Volume   (Decrease)    Rate    Volume   (Decrease)
                                   -------   -------   ----------   ------   ------   ----------   ------   ------   ----------
                                                                          (In Thousands)
Interest-earning assets:
  Loans receivable                 $  (101)  $  (192)  $     (293)  $  161   $   72   $      233   $  179   $  224   $      403
  Mortgage-backed securities (5)      (130)       (3)        (133)      14       13           27        2      (32)         (30)
  Investment securities (6)            (45)      116           71       (6)      (1)           7       23      (26)          (3)
  Other interest-earning assets        (47)        8          (39)     (10)      28           18      (16)      16            -
                                   -------   -------   ----------   ------   ------   ----------   ------   ------   ----------

    Total interest-earning assets     (323)      (71)        (394)     159      112          271      188      182          370
                                   -------   -------   ----------   ------   ------   ----------   ------   ------   ----------

Interest-bearing liabilities:
  Deposits                            (681)       34         (647)     183       95          278       19       23           (4)
  FHLB advances                       (131)      (26)        (157)     (26)      41           15       63      151          214
                                   -------   -------   ----------   ------   ------   ----------   ------   ------   ----------

    Total interest-bearing
      liabilities                     (812)        8         (804)     157      136          293       82      128          210
                                   -------   -------   ----------   ------   ------   ----------   ------   ------   ----------

Increase (decrease) in net
  interest income                  $   489   $   (79)  $      410   $    2   $  (24)  $      (22)  $  106   $   54   $      160
                                   =======   =======   ==========   ======   ======   ==========   ======   ======   ==========

----------
(5) Includes mortgage-backed securities held to maturity as well as those available for sale.
(6) Includes investment securities held to maturity as well as those available for sale.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

     NET INCOME. Net income totaled $502,000 for the year ended September 30, 2002 as compared to $268,000 for the year ended September 30, 2001, an increase of $234,000, or 87.3%. Basic and diluted earnings per share were $1.17 and $1.15, respectively, for the year ended September 30, 2002, as compared to $.61 and $.61, respectively, for the year ended September 30, 2001. The $234,000 increase in net income resulted from an increase in net interest income of $410,000, or 22.1%, offset by a decrease in non-interest expense of $4,000, or 3.1%, and increases in non-interest expense of $18,000, or 1.2%, the provision for loan losses of $26,000, or 47.3% and the provision for income taxes of $128,000, or 105.8%.

     INTEREST INCOME. Interest income decreased $394,000, or 7.9%, from $5,019,000 for the year ended September 30, 2001 to $4,625,000 for the year ended September 30, 2002. The decrease consisted of decreases in interest earned on loans receivable of $293,000, mortgage-backed securities of $133,000, and other interest-earning assets of $39,000, offset by an increase in interest earned on investment securities of $71,000. The decrease in loan interest income was primarily due to a decline in the average volume of the loan portfolio, and to a lesser extent, from a decrease in the average yield earned on the loan portfolio which was experienced industry-wide during 2002. The decrease in interest earned on mortgage-backed securities was primarily due to a decline in market rates of interest, while interest earned on other interest-earning assets decreased primarily due to falling rates of interest during the year on short-term, interest-bearing deposits. Investment interest income increased primarily due to an increase in the volume of the investment securities portfolio during the year.

     Overall, the interest-earning asset yield decreased 66 basis points, from 7.56% for fiscal year 2001 to 6.90% for fiscal year 2002.

     INTEREST EXPENSE. Interest expense decreased $804,000, or 25.4%, from $3,166,000 for the year ended September 30, 2001 to $2,362,000 for the year ended September 30, 2002. The decrease consisted of decreases in interest paid on interest-bearing deposits of $647,000, and on advances from the FHLB of $157,000. The decrease in interest on deposits was primarily attributable to lower rates paid during the year, partially offset by an increase in the average volume of deposits. The Company faces strong competition from other area institutions for deposits but was able to significantly reduce the rates paid for deposits during the year due to falling market rates in interest. The decrease in interest expense on FHLB borrowings was due to a decrease in the rates paid on advances during the year, and to a lesser extent, from a decline in the average volume of advances outstanding.

     The rate paid on all interest-bearing liabilities decreased 137 basis points, from 5.31% for fiscal 2001 to 3.94% for fiscal 2002.

     PROVISION FOR LOAN LOSSES. For the 2002 fiscal year, the provision for loan losses totaled $81,000 as compared to $55,000 for fiscal 2001. The 2002 loan losses were primarily in the consumer loan portfolio which is attributable to a slowing, local economy. Based on an evaluation of the existing loan portfolio at September 30, 2002, management increased the provision for loan losses in order to restore the allowance for loan losses to an adequate level. In providing for loan losses, management makes a review of non-performing loans, the overall quality of the loan portfolio, levels of past due loans and prior loan loss experience.

     NON-INTEREST INCOME. The $4,000 decrease in non-interest income, from $128,000 for the year ended September 30, 2001 to $124,000 for the year ended September 30, 2002, was primarily attributable to $12,679 in losses on sales of foreclosed real estate in 2002 as compared to $9,101 of gains for fiscal 2001, partially offset by increases in service charges on deposits and other fee income.

     NON-INTEREST EXPENSE. The $18,000 increase in non-interest expense, from $1,537,000 for the year ended September 30, 2001 to $1,555,000 for the year ended September 30, 2002, consisted primarily of increases in compensation and benefits of $56,000 and other non-interest expenses of $16,000, partially offset by declines in professional services expenses of $23,000 and franchise taxes of $24,000.

     PROVISION FOR INCOME TAXES. The $128,000 increase in the provision for income taxes, from $121,000 for the year ended September 30, 2001 to $249,000 for the year ended September 30, 2002 resulted from the increase in pretax income. The Company's effective tax rates were 33.2% and 31.3% for the 2002 and 2001 fiscal years, respectively.

     COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME. Net income totaled $268,000 for the year ended September 30, 2001 as compared to $356,000 for the year ended September 30, 2000, a decrease of $88,000, or 24.7%. Basic and diluted earnings per share were $.61 and $.70 for the years ended September 30, 2001 and 2000, respectively. The $88,000 decrease in net income resulted from a decrease in net interest income of $22,000, or 1.2%, an increase in non-interest expense of $97,000, or 6.7%, and an increase in the provision for loan losses of $32,000, or 139.1%, offset by an increase in non-interest income of $22,000, or 20.8%, and a decrease in the provision for income taxes of $41,000, or 25.3%.

     INTEREST INCOME. Interest income increased $271,000, or 5.7%, from $4,748,000 for the year ended September 30, 2000 to $5,019,000 for the year ended September 30, 2001. The increase consisted of increases in interest earned on loans receivable $233,000, mortgage-backed securities of $27,000, and other interest-earning assets of $18,000, offset by a decline in interest earned on investment securities of $7,000. The increase in loan interest income was primarily due to increased yields earned on the loan portfolio, and to a lesser extent, from an increase in the average volume of the loan portfolio. The rates earned on the Company's variable rate loan portfolio adjust primarily on an annual basis and thus, will produce overall yields which are six months, to one year behind the current national market rates of interest. The increases in interest earned on mortgage-backed securities was due to increases in both rates and average volume, while interest on other interest-earning assets increased primarily due to a higher volume of these assets. Investment interest income declined primarily due to a decline in the yields earned on investment securities during the year.

     Overall, the interest-earning asset yield increased 21 basis points, from 7.35% for fiscal year 2000 to 7.56% for fiscal year 2001.

     INTEREST EXPENSE. Interest expense increased $293,000, or 10.2%, from $2,873,000 for the year ended September 30, 2000 to $3,166,000 for the year ended September 30, 2001. The increase consisted of increases in interest paid on interest-bearing deposits of $278,000, and on advances from the FHLB of $15,000. The increase in interest on deposits was primarily attributable to higher rates paid during the year, and to a lesser extent, from an increase in the average volume of deposits. The Company faces strong competition from other area institutions for deposits and has only recently been able to significantly reduce the rates being paid for deposits. The increase in interest expense on FHLB borrowings was due to an increase in the average volume of advances maintained during the year, partially offset by a reduction in the rates paid on such advances.

     The rate paid on all interest-bearing liabilities increased 28 basis points, from 5.03% for fiscal 2000 to 5.31% for fiscal 2001.

     PROVISION FOR LOAN LOSSES. For the 2001 fiscal year, the provision for loan losses totaled $55,000 as compared to $23,000 for fiscal 2000. The 2001 loan losses were primarily in the consumer loan portfolio which is attributable to a slowing, local economy. Based on an evaluation of the existing loan portfolio at September 30, 2001, management increased the provision for loan losses in order to restore the allowance for loan losses to an adequate level. In providing for loan losses, management makes a review of non-performing loans, the overall quality of the loan portfolio, levels of past due loans and prior loan loss experience.

     NON-INTEREST INCOME. The $22,000 increase in non-interest income, from $106,000 for the year ended September 30, 2000 to $128,000 for the year ended September 30, 2001, was primarily attributable to an increase in other service charges, commissions and fees of $15,000, and $12,873 in securities losses in the 2000 fiscal year, with no comparable losses during the 2001 fiscal year.

     NON-INTEREST EXPENSE. The $97,000 increase in non-interest expense, from $1,440,000 for the year ended September 30, 2000 to $1,537,000 for the year ended September 30, 2001, consisted primarily of increases in compensation and benefits of $34,000, professional services expenses of $26,000 primarily associated with the Company's adoption of a stockholders' rights plan, and other non-interest expenses of $27,000, partially offset by declines in franchise taxes and SAIF deposit insurance premiums of $5,600, and $5,300, respectively.

     PROVISION FOR INCOME TAXES. The $41,000 decrease in the provision for income taxes, from $162,000 for the year ended September 30, 2000 to $121,000 for the year ended September 30, 2001 resulted from the decrease in pretax income. The Company's effective tax rates were 31.3% and 31.2% for the 2001 and 2000 fiscal years, respectively.

ASSET AND LIABILITY MANAGEMENT

     The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and advances. When interest-earning liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the "yield curve" (i.e., a decline in the difference between long- and short-term interest rates) could adversely impact net interest income to the extent that the Company's assets have a longer average term than its liabilities. At September 30, 2002, the ratio of the Company's average interest-earning assets to average interest-bearing liabilities amounted to 111.73% as compared to 111.30% at September 30, 2001.

     The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under the guidance of the Savings Bank's Board of Directors, through its Executive/Loan Committee, which generally meets every two to three weeks.

     The Company attempts to mitigate the interest-rate risk of holding long-term assets in its portfolio through the origination of adjustable-rate, residential and commercial mortgage loans, which have interest rates which adjust annually, and the purchase of mortgage-backed securities, primarily secured by single-family residential dwellings financed with adjustable-rate mortgages. The following table presents, as of September 30, information showing the relative short-term nature of certain of the Company's assets, the maturity proceeds of which are subject to reinvestment in loans or securities at then market rates:

                                                    2002                 2001
                                              -----------------    -----------------
                                              Amount    Percent    Amount    Percent
                                              ------    -------    ------    -------
                                                      (Dollars in Millions)
Adjustable rate:
  Single family mortgage loans                $ 25.9       68.3%   $ 27.4       66.4%
  Total loans                                   32.2       69.0      33.6       63.4
  Mortgage-backed securities                     5.6       63.6       9.9       94.3
Investment securities (maturities of
  five years or less)                            1.5       26.8        .7       20.0

     As part of its efforts to maximize net interest income and manage the risks associated with changing interest rates, management of the Savings Bank uses the "market value of portfolio equity" ("NPV") methodology which the OTS has adopted as part of its capital regulations. Although the Savings Bank would not be subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk based capital in excess of 12%, the application of the NPV methodology may illustrate the Savings Bank's interest rate risk.

     Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in the Savings Bank's NPV which would hypothetically occur if interest rates rapidly rise or fall all along the yield curve. Projected values of NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no changes in rates) to determine the sensitivity to changing interest rates.

     Presented below, as of September 30, 2002 and 2001, is an analysis of the Savings Bank's interest rate risk ("IRR") as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the impact of various rate changes and the Savings Bank's currently strong capital position.

                                                            Market Value of Portfolio Equity
                                                            --------------------------------
       Changes in                             As of September 30, 2002              As of September 30, 2001
     Interest Rates    Board Limit            ------------------------              ------------------------
     (Basis Points)     % Change        $ Change in NPV    % Change in NPV    $ Change in NPV    % Change in NPV
     --------------    -----------      ---------------    ---------------    ---------------    ---------------
                                                             (Dollars in Thousands)
           +300            (30)%           $ (1,006)            (10)%            $  (2,300)             (27)%
           +200            (20)                (386)             (4)                (1,347)             (16)
           +100            (10)                 (75)             (1)                  (617)              (7)
              -              -                    -               -                      -                -
           -100            (10)                 (11)              0                    252                3
           -200            (20)                   -               -                    474                5

     As indicated in the table above, a decrease in the Company's exposure to interest rate risk for 2002 as compared to 2001 would occur in an increasing interest rate environment. This results primarily from an increase in the Company's interest-earning assets with variable interest rates.

     The OTS uses the above NPV calculation to monitor an institution's IRR. The OTS has promulgated regulations regarding a required adjustment to the institution's risk-based capital based on IRR. The application of the OTS' methodology quantifies IRR as the change in the NPV which results from a theoretical 200 basis point increase or decrease in market interest rates. If the NPV from either calculation would decrease by more than 2% of the present value of the institution's assets, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of risk-based capital. At September 30, 2002 and 2001, 2% of the present value of the Savings Bank's assets was approximately $1.4 million and $1.4 million, respectively, and, as shown in the table, a 200 basis point increase or decrease in market interest rates would not significantly impact the Bank's portfolio value. Thus, at September 30, 2002 and 2001, the Savings Bank would not have a significant interest rate risk component deducted from its regulatory capital.

LIQUIDITY AND CAPITAL RESOURCES

     The Savings Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 4% of certain liabilities as defined by the OTS and may be changed to reflect economic conditions.

     The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents, qualifying investments and mortgage-backed securities and interest receivable on investments and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 36.4% for the quarter ended September 30, 2002, as compared to 31.1% for the quarter ended September 30, 2001. At September 30, 2002, the Savings Bank's "liquid" assets totaled approximately $14.9 million, which was $13.9 million in excess of the current OTS minimum requirement.

     The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati. Outstanding advances totaled $9.6 million at September 30, 2002.

     Liquidity management is both a daily and long-term function of business management. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 2002, the total approved loan commitments and unused lines of credit outstanding amounted to $1.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002 totaled $22.0 million. The Company believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

     At September 30, 2002, the Savings Bank had regulatory capital which was well in excess of applicable limits. At September 30, 2002, the Savings Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At September 30, 2002, the Savings Bank's tangible capital was $7.8 million or 11.5% of adjusted total assets, core capital was $7.8 million or 11.5% of adjusted total assets and risk-based capital was $8.1 million or 21.3% of adjusted risk-weighted assets, exceeding the requirements by $6.8 million, $5.1 million and $5.1 million, respectively.

     The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Savings Bank. On an unconsolidated basis, the Company has no paid employees. The Company's assets consist of its investment in the Savings Bank, the Company's loan to the ESOP and the net proceeds retained from the Conversion, and its sources of income consist primarily of earnings from the investment of such funds as well as any dividends from the Savings Bank. The only significant expenses incurred by the Company relate to its reporting obligations under federal securities laws and related expenses as a publicly traded company. The Company retained 50% of the net Conversion proceeds, and management believes that the Company will have adequate liquidity available to respond to liquidity demands.

     Any future cash dividends will be based on a percentage of the Company's consolidated earnings and should not have a significant impact on its liquidity. In addition, the Company also has the ability to obtain dividends from the Savings Bank.

RECENT ACCOUNTING PRONOUNCEMENTS

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS. In October 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS's No. 72 and No. 144 and Interpretation No. 9. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FSAS
No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The amendment to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, now includes in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and depositor-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions occurring on or after October 1, 2002.

BUSINESS COMBINATIONS. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS 141, Business Combinations, which replaces APB Opinion 16. SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.

While SFAS 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect of the Company's results of operations, financial position, or liquidity during 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS. In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS 142, Goodwill and Other Intangible Assets, which addressed the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.

Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

The Company is currently evaluating the provisions of the above accounting pronouncements as they relate to its October 4, 2002 acquisition of Lincoln Savings and Loan Association (see Note 25 to the consolidated financial statements).

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Savings Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

CRITICAL ACCOUNTING POLICIES

     The Company considers its Allowance for Loan Losses Policy as a policy critical to the sound operations of the Savings Bank. The Savings Bank provides for loan losses each period to include both (a) an estimate of the amount of loan losses which occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans in the consolidated balance sheet. As losses are determined, they are written off against the allowance. Recoveries of amounts previously written off and added back to the allowance. Further information regarding the Company's provision and allowance for loan losses can be found in Notes 1 and 4 to its September 30, 2002 consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

                 [Kelley, Galloway & Company, PSC Letterhead]

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
  Board of Directors
First Federal Financial Bancorp, Inc.
Ironton, Ohio 45638

We have audited the accompanying consolidated balance sheets of First Federal Financial Bancorp, Inc. and subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Financial Bancorp, Inc. and subsidiary as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended September 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kelley, Galloway & Company, PSC
Ashland, Kentucky
October 25, 2002

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2002 AND 2001

                                                                                    2002            2001
                                                                                ------------    ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS, including interest-bearing
  deposits of $2,279,677 and $1,827,221, respectively                           $  2,669,467    $  2,196,367

INVESTMENT SECURITIES HELD TO MATURITY, approximate
  market value of $4,968,189 and $2,947,593, respectively                          4,878,630       2,879,973

INVESTMENT SECURITIES AVAILABLE FOR SALE,
  at approximate market value                                                        754,656         659,023

LOANS RECEIVABLE, less allowance for loan losses of
  $293,134 and $247,674, respectively                                             49,706,792      52,274,784

MORTGAGE-BACKED SECURITIES HELD TO MATURITY,
  approximate market value of $3,387,820 and
  $4,299,156, respectively                                                         3,378,557       4,296,086

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE,
  at approximate market value                                                      5,440,200       6,203,315

ACCRUED INTEREST RECEIVABLE                                                          370,275         397,696

FORECLOSED REAL ESTATE                                                                38,747         310,593

OFFICE PROPERTIES AND EQUIPMENT                                                    1,604,557       1,667,884

OTHER ASSETS                                                                         125,050         100,360
                                                                                ------------    ------------

                                                                                $ 68,966,931    $ 70,986,081
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                        $ 49,750,208    $ 51,115,536

ADVANCES FROM FEDERAL HOME LOAN BANK                                               9,611,711      10,837,289

ACCRUED INCOME TAXES PAYABLE:
  Current                                                                            118,262         (35,975)
  Deferred                                                                           142,546         130,505

ACCRUED INTEREST PAYABLE                                                              44,300          47,879

OTHER LIABILITIES                                                                    176,569         180,597
                                                                                ------------    ------------
          Total liabilities                                                       59,843,596      62,275,831
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 1,000,000 shares
   authorized; 461,622 and 447,137
   shares, respectively, issued and outstanding                                        4,616           4,471
 Employee benefit plans                                                             (590,721)       (371,793)
 Additional paid-in capital                                                        4,409,534       4,254,063
 Retained earnings-substantially restricted                                        5,246,558       4,792,222
 Accumulated other comprehensive income                                               53,348          31,287
                                                                                ------------    ------------
          Total stockholders' equity                                               9,123,335       8,710,250
                                                                                ------------    ------------

                                                                                $ 68,966,931    $ 70,986,081
                                                                                ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                           2002            2001           2000
                                                                       ------------    ------------   ------------
INTEREST INCOME:
  Loans receivable -
      First mortgage loans                                             $  3,597,781    $  3,844,648   $  3,659,298
      Consumer and other loans                                              328,455         375,300        326,594
  Mortgage-backed and related securities                                    434,453         566,333        539,745
  Investment securities                                                     238,425         167,323        173,858
  Other interest-earning assets                                              26,272          66,001         48,179
                                                                       ------------    ------------   ------------

        Total interest income                                             4,625,386       5,019,605      4,747,674
                                                                       ------------    ------------   ------------

INTEREST EXPENSE:
  Interest-bearing checking                                                  20,502          21,525         22,531
  Passbook savings                                                          246,560         233,314        241,533
  Certificates of deposit                                                 1,653,671       2,313,571      2,025,630
  Advances from Federal Home Loan Bank                                      441,327         597,758        583,420
                                                                       ------------    ------------   ------------

        Total interest expense                                            2,362,060       3,166,168      2,873,114
                                                                       ------------    ------------   ------------

        Net interest income                                               2,263,326       1,853,437      1,874,560

PROVISION FOR LOAN LOSSES                                                    81,000          55,000         22,500
                                                                       ------------    ------------   ------------

        Net interest income after provision for loan losses               2,182,326       1,798,437      1,852,060
                                                                       ------------    ------------   ------------

NON-INTEREST INCOME:
  Service charges on deposits                                                58,776          51,411         54,372
  Other service charges, commissions and fees                                63,934          57,975         43,013
  Gains (losses) on foreclosed real estate                                  (12,679)          9,101         11,112
  Securities losses                                                               -               -        (12,873)
  Other                                                                      13,971           9,268         10,644
                                                                       ------------    ------------   ------------

        Total non-interest income                                           124,002         127,755        106,268
                                                                       ------------    ------------   ------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                 677,048         620,693        586,911
  Occupancy and equipment                                                   145,846         140,750        136,376
  SAIF deposit insurance premiums                                             9,003           9,282         14,612
  Directors' fees and expenses                                               91,459          96,694         91,904
  Franchise taxes                                                           101,890         125,671        131,297
  Data processing                                                           140,135         134,859        130,948
  Advertising                                                                71,683          84,168         76,971
  Professional services                                                     122,021         144,639        118,666
  Other                                                                     196,333         179,838        152,945
                                                                       ------------    ------------   ------------

        Total non-interest expense                                        1,555,418       1,536,594      1,440,630
                                                                       ------------    ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    750,910         389,598        517,698
                                                                       ------------    ------------   ------------

PROVISION FOR INCOME TAXES:
  Current                                                                   249,862          96,349        155,720
  Deferred                                                                   (1,358)         25,637          5,866
                                                                       ------------    ------------   ------------

        Total provision for income taxes                                    248,504         121,986        161,586
                                                                       ------------    ------------   ------------

NET INCOME                                                             $    502,406    $    267,612   $    356,112
                                                                       ============    ============   ============

EARNINGS PER SHARE:
   BASIC                                                               $       1.17    $        .61   $        .70
                                                                       ============    ============   ============
   DILUTED                                                             $       1.15    $        .61   $        .70
                                                                       ============    ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                          Retained      Accumulated
                                                              Employee    Additional      Earnings-        Other         Total
                                                Common        Benefit       Paid-in     Substantially  Comprehensive  Stockholders'
                                                Stock          Plans        Capital      Restricted    Income (Loss)     Equity
                                              -----------   -----------   -----------   -------------  -------------  -------------
BALANCES, September 30, 1999                  $     5,516   $  (549,531)  $ 5,227,406   $   4,658,872  $     (59,178) $   9,283,085
COMPREHENSIVE INCOME:
  Net income, 2000                                      -             -             -         356,112              -        356,112
  Other comprehensive income, net of tax:
    Change in unrealized loss on investments
    available for sale, net of tax of $39,298           -             -             -               -        (80,319)       (80,319)
    Add reclassification adjustment                     -             -             -               -          8,496          8,496
                                                                                                                      -------------

TOTAL COMPREHENSIVE INCOME                              -             -             -               -              -        284,289

ESOP SHARES RELEASED, 4,955
 shares; $9.40 average fair market value                -        49,550        (2,948)              -              -         46,602

RRP SHARES AMORTIZED, 3,270 shares                      -        38,422             -               -              -         38,422

DIVIDENDS PAID ($.28 per share)                         -         5,550           134        (141,612)             -       (135,928)

PURCHASE OF 21,705 TREASURY SHARES                   (217)            -      (202,725)        (27,246)             -       (230,188)
                                              -----------   -----------   -----------   -------------  -------------  -------------

BALANCES, September 30, 2000                        5,299      (456,009)    5,021,867       4,846,126       (131,001)     9,286,282

COMPREHENSIVE INCOME:
  Net income, 2001                                      -             -             -         267,612              -        267,612
  Other comprehensive income, net of tax:
    Change in unrealized loss on investments
    available for sale, net of tax of $81,570           -             -             -               -        162,288        162,288
                                                                                                                      -------------

TOTAL COMPREHENSIVE INCOME                              -             -             -               -              -        429,900

ESOP SHARES RELEASED, 4,613
  shares; $11.28 average fair market value              -        46,130         5,921               -              -         52,051

RRP SHARES AMORTIZED, 2,891 shares                      -        33,966             -               -              -         33,966

DIVIDENDS PAID ($.28 per share)                         -         4,120        (1,033)       (122,398)             -       (119,311)

PURCHASE OF 82,755 TREASURY SHARES                   (828)            -      (772,692)       (199,118)             -       (972,638)
                                              -----------   -----------   -----------   -------------  -------------  -------------

BALANCES, September 30, 2001                        4,471      (371,793)    4,254,063       4,792,222         31,287      8,710,250

                                   (continued)

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONCLUDED)

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                          Retained      Accumulated
                                                              Employee     Additional     Earnings-        Other          Total
                                                 Common       Benefit       Paid-in     Substantially  Comprehensive  Stockholders'
                                                 Stock         Plans        Capital       Restricted   Income (Loss)     Equity
                                              -----------   -----------   -----------   -------------  -------------  -------------
    COMPREHENSIVE INCOME:

 Net income, 2002                                       -             -             -         502,406              -        502,406
 Other comprehensive income, net of tax:
   Change in unrealized gain on investments
    available for sale, net of tax of $11,365           -             -             -               -         22,061         22,061
                                                                                                                      -------------

TOTAL COMPREHENSIVE INCOME                              -             -             -               -              -        524,467

ESOP SHARES RELEASED, 4,262
 shares; $14.18 average fair market value               -        42,620        17,695               -              -         60,315

RRP SHARES AMORTIZED, 649 shares                        -         7,620             -               -              -          7,620

DIVIDENDS PAID ($.28 per share)                         -         6,711         2,486        (117,248)             -       (108,051)

2002 DIRECTORS STOCK PLAN, 21,996 shares              220      (275,879)      205,443         104,701              -         34,485

PURCHASE OF 7,511 TREASURY SHARES                     (75)            -       (70,153)        (35,523)             -       (105,751)
                                              -----------   -----------   -----------   -------------  -------------  -------------

BALANCES, September 30, 2002                  $     4,616   $  (590,721)  $ 4,409,534   $   5,246,558  $      53,348  $   9,123,335
                                              ===========   ===========   ===========   =============  =============  =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                 2002              2001             2000
                                                                              -----------      -----------      -----------
OPERATING ACTIVITIES:

    Net income                                                                $   502,406      $   267,612      $   356,112
    Adjustments to reconcile net income
      to net cash provided by operating
      activities -
    Securities losses                                                                   -                -           12,873
    Losses (gains) on foreclosed real estate                                       12,679           (9,101)         (11,112)
    Provision for loan losses                                                      81,000           55,000           22,500
        Depreciation                                                               79,991           78,457           78,343
        FHLB stock dividends                                                      (32,300)         (44,800)         (40,300)
        RRP compensation                                                           42,105           33,966           38,422
        Amortization and accretion, net                                           (32,643)             562           25,560
        ESOP compensation                                                          60,315           52,051           46,602
    Change in -
        Accrued interest receivable                                                27,421          (17,252)         (42,834)
        Other assets                                                              (24,690)         (12,002)           6,049
        Current income taxes                                                      154,237          (55,122)           6,756
        Deferred income taxes                                                      (1,358)          25,609            5,866
        Accrued interest payable                                                   (3,579)         (16,847)          27,711
        Other liabilities                                                          (4,028)          10,620           10,500
                                                                              -----------      -----------      -----------
            Net cash provided by operating activities                             861,556          368,753          543,048
                                                                              -----------      -----------      -----------

INVESTING ACTIVITIES:
    Net (increase) decrease in loans                                            2,379,600          712,510       (3,756,900)
    Proceeds from maturities and calls of
      investment securities held to maturity                                    3,025,000          700,000          440,000
    Purchases of investment securities
      held to maturity                                                         (4,995,000)      (1,348,125)        (245,547)
    Proceeds from sales, calls and maturities of
      investment securities available for sale                                    655,000          350,000          436,930
    Purchases of investment securities
      available for sale                                                         (750,000)        (655,000)               -
    Principal collected on mortgage-backed
      securities held to maturity                                                 909,150          664,249          542,767
    Purchases of mortgage-backed
      securities held to maturity                                                       -       (1,090,678)               -
    Principal collected on mortgage-backed
      securities available for sale                                             2,582,876          354,293          177,230
    Purchases of mortgage-backed
      securities available for sale                                            (1,740,269)      (1,906,555)               -
    Purchases of FHLB stock                                                             -           (5,300)         (17,100)
    Purchases of office properties
      and equipment                                                               (24,764)         (35,622)         (29,011)
    Proceeds from sale of land                                                      8,100                -                -
    Proceeds from sales of foreclosed
      real estate                                                                 366,559           73,503           76,730
                                                                              -----------      -----------      -----------

            Net cash provided by (used for) investing activities                2,416,252       (2,186,725)      (2,374,901)
                                                                              -----------      -----------      -----------

                                   (continued)

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                               2002              2001              2000
                                                                           ------------      ------------      ------------
FINANCING ACTIVITIES:
    Dividends paid                                                             (108,051)         (119,311)         (135,928)
    Purchase of treasury shares                                                (105,751)         (972,638)         (230,188)
    Proceeds from FHLB advances                                               3,600,000         6,275,000        19,575,000
    Principal paid on FHLB advances                                          (4,825,578)       (7,128,010)      (15,730,570)
    Net increase (decrease) in deposits                                      (1,365,328)        4,749,767        (1,377,681)
                                                                           ------------      ------------      ------------

            Net cash provided by (used for) financing activities             (2,804,708)        2,804,808         2,100,633
                                                                           ------------      ------------      ------------

INCREASE IN CASH
 AND CASH EQUIVALENTS                                                           473,100           986,836           268,780

CASH AND CASH EQUIVALENTS, beginning of year                                  2,196,367         1,209,531           940,751
                                                                           ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                     $  2,669,467      $  2,196,367      $  1,209,531
                                                                           ============      ============      ============

NONCASH INVESTING ACTIVITIES:
    Loans taken into foreclosed real estate                                $    107,392      $    374,995      $     13,806
    Unrealized holding gain (loss) on securities
      available for sale                                                   $     33,426      $    243,858      $   (108,823)

SUPPLEMENTAL DISCLOSURES:
    Federal income taxes paid                                              $     95,625      $    151,497      $    148,966

    Interest paid                                                          $  2,365,639      $  3,183,015      $  2,845,403

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

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

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements at September 30, 2002 and 2001, and for the years ended September 30, 2002, 2001 and 2000, include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying financial statements have been prepared on the accrual basis.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

          Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, and the effect of prepayments on premiums and discounts associated with investments and mortgage-backed securities. Management believes that the allowance for loan losses and the effect of prepayments on premiums and discounts associated with investments and mortgage-backed securities have been adequately evaluated. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuations of foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS

          For purposes of the statement of cash flows, cash and cash equivalents include cash and interest bearing deposits in other financial institutions. The Company and Bank maintain cash deposits in other depository institutions which occasionally exceed the amount of deposit insurance available. Management periodically assesses the financial condition of these institutions.

          Federal regulations require the maintenance of certain daily reserve balances. Based upon the regulatory calculation, the Bank's reserve requirements at September 30, 2002 and 2001 were $-0-. However, aggregate reserves (in the form of vault cash) are maintained to satisfy federal regulatory requirements should they be needed.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

          Investment securities and mortgage-backed securities held to maturity are carried at amortized cost, based upon management's intent and their ability to hold such securities to maturity. Adjustments for premiums and discounts are recognized in interest income using the interest method over the period to maturity.

          Equity securities that are nonmarketable and restricted are carried at cost. The Bank is required to maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to 1% of mortgage related assets (residential mortgages and mortgage-backed securities) or 0.3% of the Bank's total assets at December 31 of each year. Such stock is carried at cost.

          Investment securities and mortgage-backed securities available for sale are stated at approximate market value, adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity.

          Realized gains and losses on sales of investment securities and mortgage-backed securities are recognized in the statements of income using the specific identification method.

LOANS RECEIVABLE

          Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and costs.

          It is the policy of the Bank to provide a valuation allowance for estimated losses on loans when a significant and probable decline in value occurs. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

          Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of the interest payments received.

          Unearned income on certain installment loans, home improvement loans and automobile loans is amortized over the term of the loans using the Rule of 78's methods.

FORECLOSED REAL ESTATE

          At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank's cost or the asset's fair value, less estimated costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are included in expenses.

INCOME TAXES

          Deferred income taxes are recognized for temporary differences between transactions recognized for financial reporting purposes and income tax purposes. Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109.

OFFICE PROPERTIES AND EQUIPMENT

          Office properties and equipment accounts are stated at cost. Expenditures which increase values or extend useful lives of the respective assets are capitalized, whereas expenditures for maintenance and repairs are charged to expense as incurred.

DEPRECIATION

          The Bank computes depreciation generally on the straight-line method. The estimated useful lives used to compute depreciation are:

                                                                 Years
                                                                 -----
                Buildings and improvements                       20-50
                Furniture, fixtures and equipment                 5-10
                Automobile                                           5

EARNINGS PER SHARE

          Basic earnings per share is computed using the weighted average number of outstanding common shares outstanding during each period. For diluted earnings per share, the average number of stock options outstanding is included. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

RECLASSIFICATIONS

          Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income.

FAIR VALUES OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

          The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates fair value.

          Investment securities and mortgage-backed securities: Fair values for investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate mortgage loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates fair value.

          Deposits: The fair values disclosed for demand and passbook accounts are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The fair values for certificates of deposit are considered to approximate carrying value if they have original maturities of two years or less. For other certificates of deposit, fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated contractual maturities on such deposits. The carrying amount of accrued interest payable approximates fair value.

          Advances from Federal Home Loan Bank: Due to the short-term maturities and/or variable interest rates, the advances from the Federal Home Loan Bank carrying value approximates fair value.

ACCUMULATED OTHER COMPREHENSIVE INCOME

          The Company's other comprehensive income consists of unrealized securities gains and losses on investment securities classified as available for sale. In accordance with Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", changes in these unrealized gains and losses are reported, net of tax, as a separate component of stockholders' equity.

(2)  INVESTMENT SECURITIES HELD TO MATURITY

          Investment securities held to maturity consist of the following:

                                                                        September 30, 2002
                                                 --------------------------------------------------------------------
                                                                        Gross           Gross
                                                    Carrying          Unrealized      Unrealized          Market
                                                      Value             Gains           Losses            Value
                                                 --------------     ------------     -------------    ---------------
U.S. Government agency
  securities                                     $    3,416,079     $     58,614     $       3,788    $     3,470,905
Obligations of states and
  political subdivisions                                781,351           34,733                 -            816,084
                                                 --------------     ------------     -------------    ---------------
                                                      4,197,430           93,347             3,788          4,286,989
Restricted Equity Securities:
  Stock in FHLB, at cost                                681,200                -                 -            681,200
                                                 --------------     ------------     -------------    ---------------
                                                 $    4,878,630     $     93,347     $       3,788    $     4,968,189
                                                 ==============     ============     =============    ===============

                                                                        September 30, 2001
                                                 --------------------------------------------------------------------
                                                                        Gross           Gross
                                                    Carrying          Unrealized      Unrealized          Market
                                                      Value             Gains           Losses            Value
                                                 --------------     ------------     -------------    ---------------
U.S. Government agency
  securities                                     $    1,348,223     $     27,935      $          -    $     1,376,158
Obligations of states and
  political subdivisions                                882,850           39,685                 -            922,535
                                                 --------------     ------------      ------------    ---------------
                                                      2,231,073           67,620                 -          2,298,693
Restricted Equity Securities:
  Stock in FHLB, at cost                                648,900                -                 -            648,900
                                                 --------------     ------------      ------------    ---------------
                                                 $    2,879,973     $     67,620      $          -    $     2,947,593
                                                 ==============     ============      ============    ===============

          The amortized cost and estimated market value of investment securities held to maturity at September 30, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                                       Estimated
                                                                 Amortized               Market
                                                                   Cost                  Value
                                                              --------------         -------------
       Due in one year or less                                $      400,175         $     404,025
       Due after one year through five years                         865,874               888,859
       Due after five years through ten years                      2,691,128             2,735,617
       Due after ten years                                           921,453               939,688
                                                              --------------         -------------
                                                              $    4,878,630         $   4,968,189
                                                              ==============         =============

          At September 30, 2002 and 2001, investment securities with a carrying value of $560,000 were pledged to secure public deposits.

          There were no sales of investment securities held to maturity during the years ended September 30, 2002, 2001 and 2000.

(3)  INVESTMENT SECURITIES AVAILABLE FOR SALE

          Investment securities available for sale consist of the following:

                                                        September 30, 2002
                                -----------------------------------------------------------------------
                                                       Gross              Gross             Carrying
                                  Amortized         Unrealized          Unrealized          (Market)
                                    Cost               Gains              Losses             Value
                                --------------      ----------         -----------       --------------
     U.S. Government
       agency securities        $      750,467      $    4,189         $         -       $      754,656
                                ==============      ==========         ===========       ==============

                                                        September 30, 2002
                                -----------------------------------------------------------------------
                                                      Gross              Gross             Carrying
                                  Amortized         Unrealized         Unrealized          (Market)
                                    Cost              Gains              Losses              Value
                                --------------      ----------         -----------       --------------
     U.S. Government
       agency securities        $      655,000      $    4,023         $         -       $      659,023
                                ==============      ==========         ===========       ==============

          The amortized cost and estimated market value of investment securities available for sale at September 30, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                                                 Carrying
                                                                          Amortized              (Market)
                                                                            Cost                  Value
                                                                       ---------------        --------------
     Due after one year through five years                             $       251,560        $      254,298
     Due after five years through ten years                                    498,907               500,358
                                                                       ---------------        --------------
                                                                       $       750,467        $      754,656
                                                                       ===============        ==============

          Gross realized losses from sales of investment securities available for sale were $12,873 for the year ended September 30, 2000. There were no sales of investment securities available for sale during the years ended September 30, 2002 and 2001.

(4)  LOANS RECEIVABLE

          Loans receivable at September 30 are summarized as follows:

                                                                            2002                2001
                                                                       --------------      --------------
     Real estate loans:
      Single family residential                                        $   37,880,207      $   41,068,744
      Multi-family residential                                              3,882,734           2,739,089
      Commercial real estate                                                4,816,089           5,088,393
                                                                       --------------      --------------
             Total real estate loans                                       46,579,030          48,896,226
                                                                       --------------      --------------
     Consumer and other loans:
      Loans secured by deposit accounts                                       607,122             655,806
      Home improvement                                                        191,567             236,308
      Automobile                                                              964,178           1,002,220
      Home equity                                                             428,472             478,374
      Other                                                                 1,631,478           1,732,678
                                                                       --------------      --------------
             Total consumer and other loans                                 3,822,817           4,105,386
                                                                       --------------      --------------



             Total loans                                                   50,401,847          53,001,612
      Less:
       Unearned interest                                                     (120,837)           (209,016)
       Loans in process                                                      (130,994)           (111,116)
       Deferred loan fees and costs                                          (150,090)           (159,022)
       Allowance for loan losses                                             (293,134)           (247,674)
                                                                       --------------      --------------

      Loans receivable, net                                            $   49,706,792      $   52,274,784
                                                                       ==============      ==============

      Weighted average interest rate                                             7.41%               7.86%
                                                                       ==============      ==============

          Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                       2002                2001                2000
                                                   -------------      --------------      --------------
      Balance, beginning of year                   $     247,674      $      296,822      $      292,500
      Provision charged to expense                        81,000              55,000              22,500
      Loans charged off                                  (40,595)           (105,698)            (24,491)
      Loans recovered                                      5,055               1,550               6,313
                                                   -------------      --------------      --------------

      Balance, end of year                         $     293,134      $      247,674      $      296,822
                                                   =============      ==============      ==============

          Loans on which the accrual of interest had been discontinued or reduced and for which impairment had not been recognized totaled approximately $206,000, $204,000 and $206,000, at September 30, 2002, 2001 and 2000,
respectively. Interest income which would have been recognized under the original terms of these contracts was $10,493, $5,746 and $7,086, respectively.

          The Bank is not committed to lend additional funds to debtors whose loans are in nonaccrual status.

          The Bank is principally a local lender and, therefore, has a significant concentration of loans to borrowers who reside in and/or which are collateralized by real estate located in Lawrence and Scioto County, Ohio, and Boyd and Greenup County, Kentucky. Employment in these areas is highly concentrated in the petroleum, iron and steel industries. Therefore, many debtors' ability to honor their contracts is dependent upon these economic sectors.

          The aggregate amount of loans by the Bank to its directors and executive officers, including loans to related persons and entities, was $54,981 and $6,274 at September 30, 2002 and 2001, respectively. Management's opinion is that these loans compare favorably to other loans made in the ordinary course of business. An analysis of the activity of loans to directors and executive officers is as follows:

                                                                         Year Ended
                                                                        September 30,
                                                             ----------------------------------
                                                                  2002                2001
                                                             ---------------     --------------
          Balance, beginning of year                         $         6,274     $      193,868
          New loans advanced                                          50,000                  -
          Repayments                                                  (1,293)          (187,594)
                                                             ---------------     --------------
          Balance, end of year                               $        54,981     $        6,274
                                                             ===============     ==============

(5)  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

          Mortgage-backed securities held to maturity at September 30 consist of the following:


                                                                           2002
                                             ----------------------------------------------------------------
                                                                   Gross          Gross           Estimated
                                                Carrying        Unrealized      Unrealized         Market
                                                 Value             Gains          Losses           Value
                                             --------------     ----------    --------------   --------------
     FHLMC Certificates                      $      886,035     $    3,254    $        4,006   $      885,283
     FNMA Certificates                              717,885          5,020             3,557          719,348
     FNMA and FHLMC CMO's                         1,774,637         18,127             9,575        1,783,189
                                             --------------     ----------    --------------   --------------
                                             $    3,378,557     $   26,401    $       17,138   $    3,387,820
                                             ==============     ==========    ==============   ==============

         Weighted average rate                                                          6.28%
                                                                              ==============

                                                                           2001
                                             ----------------------------------------------------------------
                                                                   Gross          Gross           Estimated
                                                Carrying        Unrealized      Unrealized         Market
                                                 Value             Gains          Losses           Value
                                             --------------     ----------    --------------   --------------
     FHLMC Certificates                      $    1,160,070    $     2,906    $       12,779  $     1,150,197
     FNMA Certificates                            1,034,456          2,537            21,642        1,015,351
     GNMA Certificates                               15,066          1,770                 -           16,836
     FNMA and FHLMC CMO's                         2,086,494         30,278                 -        2,116,772
                                             --------------    -----------    --------------  ---------------
                                             $    4,296,086     $   37,491    $       34,421   $    4,299,156
                                             ==============     ==========    ==============   ==============

          Weighted average rate                                                         6.25%
                                                                              ==============

          There were no sales of mortgage-backed securities held to maturity during the years ended September 30, 2002, 2001 and 2000.

(6)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

          Mortgage-backed securities available for sale at September 30 consist of the following:

                                                                              2002
                                                ----------------------------------------------------------------
                                                                      Gross          Gross            Carring
                                                  Amortized        Unrealized      Unrealized         (Market)
                                                    Cost              Gains          Losses            Value
                                                --------------    -----------    --------------  ---------------
        FHLMC Certificates                      $      456,344    $     4,534    $          450  $      460,428
        FNMA Certificates                            1,372,145         26,261               107       1,398,299
        GNMA Certificates                            1,101,802         10,189             1,642       1,110,349
        FNMA and FHLMC CMO's                         2,433,267         61,352            23,495       2,471,124
                                                --------------    -----------    --------------  --------------
                                                $    5,363,558    $   102,336    $       25,694  $    5,440,200
                                                ==============    ===========    ==============  ==============

        Weighted average rate                                                              5.34%
                                                                                 ==============

                                                                              2001
                                                ----------------------------------------------------------------
                                                                      Gross          Gross           Carring
                                                   Amortized       Unrealized      Unrealized        (Market)
                                                     Cost             Gains          Losses           Value
                                                --------------    -----------    --------------  ---------------
        FHLMC Certificates                      $      215,495    $         -    $        1,061  $      214,434
        FNMA Certificates                              924,932              -             5,980         918,952
        GNMA Certificates                              515,195          6,994             1,243         520,946
        FNMA and FHLMC CMO's                         4,506,345         50,736             8,098       4,548,983
                                                --------------    -----------    --------------  --------------
                                                $    6,161,967    $    57,730    $       16,382  $    6,203,315
                                                ==============    ===========    ==============  ==============

        Weighted average rate                                                              5.74%
                                                                                 ==============

          There were no sales of mortgage-backed securities available for sale during the years ended September 30, 2002, 2001 or 2000.

(7)  ACCRUED INTEREST RECEIVABLE

          Accrued interest receivable at September 30 is summarized as follows:


                                                                   2002              2001
                                                             ---------------    -------------
          Loans                                              $       279,573    $     289,788
          Investment securities                                       58,658           55,979
          Mortgage-backed and related securities                      32,044           51,929
                                                             ---------------    -------------
                                                             $       370,275    $     397,696
                                                             ===============    =============

(8)  OFFICE PROPERTIES AND EQUIPMENT

          Office properties and equipment at September 30 are summarized as follows:

                                                                   2002             2001
                                                             ---------------   --------------
          Land                                               $       437,171   $      445,271
          Buildings and improvements                               1,455,480        1,449,385
          Furniture, fixtures and equipment                          342,059          321,992
          Automobile                                                  20,170           20,170
                                                             ---------------   --------------
                                                                   2,254,880        2,236,818
          Less - accumulated depreciation                           (650,323)        (568,934)
                                                             ---------------   --------------
                                                             $     1,604,557   $    1,667,884
                                                             ===============   ==============

(9)  OTHER ASSETS

          Other assets at September 30 are summarized as follows:

                                                                   2002              2001
                                                             ---------------    -------------
          Prepaid Federal insurance                          $         2,111    $       2,333
          Prepaid franchise taxes                                     24,499           24,994
          Other prepaid expenses                                      98,440           73,033
                                                             ---------------    -------------
                                                             $       125,050    $     100,360
                                                             ===============    =============

(10) DEPOSITS

          Deposits at September 30 are summarized as follows:

                        Weighted
                      Average Rate
                    at September 30,
                          2002                        2002                                  2001
                    ----------------    ----------------------------------      ------------------------------
                                             Amount             Percent              Amount          Percent
                                        ----------------     ------------       ---------------    -----------
Passbook                    2.13%       $     11,966,587             24.0%      $     8,694,594         17.0%
                         -------        ----------------     ------------       ---------------     --------

Christmas club              2.25                  99,882               .2                95,874           .2
                         -------        ----------------     ------------       ---------------     --------

Demand accounts                -               1,895,338              3.8             1,468,850          2.9
                         -------        ----------------     ------------       ---------------     --------

NOW accounts                1.75               1,334,111              2.7               947,595          1.9
                         -------        ----------------     ------------       ---------------     --------

Certificates:
 2.0-2.99%                  2.72              18,797,420             37.8                     -            -
 3.0-3.99%                  3.68               2,380,100              4.8               479,786           .9
 4.0-4.99%                  4.55               6,504,028             13.1             4,136,272          8.1
 5.0-5.99%                  5.16               6,420,181             12.9            28,239,604         55.2
 6.0-6.99%                  6.01                 166,540               .3             6,860,072         13.4
 7.0-7.99%                  7.52                 186,021               .4               192,889           .4
                         -------        ----------------     ------------       ---------------     --------
                            3.63              34,454,290             69.3            39,908,623         78.0
                         -------        ----------------     ------------       ---------------     --------
                            3.08%       $     49,750,208            100.0%      $    51,115,536        100.0%
                         =======        ================     ============       ===============     ========

          The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $6,681,000 at September 30, 2002 and 2001.

          At September 30, 2002, scheduled maturities of certificates of deposit are as follows:

                           Year
                          Ending
                       September 30,                  Amount                 Percent
                       -------------             ----------------           ---------
                           2003                  $     22,038,145                63.9%
                           2004                         5,875,803                17.1
                           2005                         5,875,661                17.1
                           2006                           664,681                 1.9
                                                 ----------------           ---------
                                                 $     34,454,290               100.0%
                                                 ================           =========

(11) OTHER LIABILITIES

          Other liabilities at September 30 are summarized as follows:

                                                       2002                     2001
                                                  --------------            ------------
                      Escrow accounts             $       75,505            $     84,081
                      Accrued expenses                    69,597                  68,549
                      Other liabilities                   31,467                  27,967
                                                  --------------            ------------
                                                  $      176,569            $    180,597
                                                  ==============            ============

(12) ADVANCES FROM FEDERAL HOME LOAN BANK

          The advances from the Federal Home Loan Bank at September 30 consist of the following:

                      Due in Year
                        Ending
                      September 30                      2002                    2001
                      ------------                ---------------         ---------------
                          2002                    $             -         $     3,575,000
                          2003                          1,000,000               1,000,000
                          2004                          1,650,000                       -
                          2005                            750,000                       -
                          2006                                  -                       -
                          2007                                  -                       -
                      After 2007                        6,211,711               6,262,289
                                                  ---------------         ---------------
                                                  $     9,611,711         $    10,837,289
                                                  ===============         ===============
                      Weighted average rate                  4.40%                   4.54%
                                                  ===============         ===============

          The advances were collateralized by first mortgage loans totaling $12,014,600 and $13,546,600 at September 30, 2002 and 2001, respectively.

(13) INCOME TAXES

          The provision for income taxes differs from the amount computed by applying the U.S. Federal income tax rate of 34 percent for 2002, 2001, and 2000 to income before the provision for income taxes as a result of the following:



                                                                                 Year Ended
                                                                                September 30,
                                                         ----------------------------------------------------------
                                                             2002                    2001                 2000
                                                         ------------           -------------         -------------
      Expected provision for
       income taxes at Federal tax rate                  $    255,309           $     132,463         $     176,017
      Tax-exempt interest                                     (11,983)                (13,738)              (18,545)
      Others, net                                               5,178                   3,261                 4,114
                                                         ------------           -------------         -------------
                                                         $    248,504           $     121,986         $     161,586
                                                         ============           =============         =============

          The net deferred income tax liability consists of income taxes applicable to temporary differences between transactions recognized for financial reporting and income tax reporting purposes. A deferred tax asset valuation allowance is established for deferred tax assets not expected to be realized. The deferred tax assets, deferred tax liabilities, and net deferred tax liabilities at September 30 consist of the following:

                                                                                   2002                 2001
                                                                              --------------       -------------
      Deferred tax assets:
       Loan fees                                                              $       51,030       $      54,067
       Bad debts                                                                      83,038              67,581
       Employee benefit plans                                                         12,829              13,571
                                                                              --------------       -------------
                                                                                     146,897             135,219

      Less - valuation allowance for bad debts                                       (82,013)            (82,013)
                                                                              --------------       -------------

           Deferred tax assets                                                        64,884              53,206
                                                                              --------------       -------------

      Deferred tax liabilities:
       FHLB stock dividends not currently taxable                                   (150,727)           (138,929)
       Depreciation                                                                  (29,220)            (30,725)
       Unrealized securities gains and losses                                        (27,483)            (14,057)
                                                                              --------------       -------------

           Deferred tax liabilities                                                 (207,430)           (183,711)
                                                                              --------------       -------------

           Net deferred tax liabilities                                       $     (142,546)      $    (130,505)
                                                                              ==============       =============

          Retained earnings at September 30, 2002 and 2001, includes approximately $1,309,000 for which no deferred Federal income tax liability has been recognized. These amounts represent an allocation of pre-1987 income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $445,000 at September 30, 2002 and 2001, respectively.

(14) STOCK-BASED COMPENSATION PLANS

STOCK OPTION PLAN

          The Company's stockholders approved the Stock Option Plan on December 16, 1996. A total of 67,178 common shares have been reserved for issuance pursuant to the Plan, of which 36,224 have been granted at September 30, 2002 and 2001. Participants vest in the options granted over a five year period.

          The Company follows Statement of Financial Accounting Standards
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in accounting and reporting for stock-based compensation. This standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement allows for the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of FASB No. 123, the Company's 2002, 2001 and 2000 results of operations would have been reduced to the pro forma amounts indicated below:

                                                             2002                  2001                 2000
                                                         ------------         --------------       --------------
Net income:
  As reported                                            $    502,406         $      267,612       $      356,112
  Pro forma                                              $    501,099         $      259,865       $      351,158

Basic earnings per share:
  As reported                                            $       1.17         $          .61       $          70
  Pro forma                                              $       1.17         $          .59       $         .69

Diluted earnings per share:
  As reported                                            $       1.15         $          .61       $         .70
  Pro forma                                              $       1.15         $          .59       $         .69

          The fair value of each option granted is estimated using the Black-Scholes option pricing model with the following assumptions:

                                                             2002                  2001                 2000
                                                         ------------         --------------       --------------
Expected dividend yield                                  $        .28         $          .28       $          .28
Expected stock price volatility                                 30.09%                 32.50%               10.00%
Risk-free interest rate                                           3.0%                  3.50%                6.00%
Expected life of options                                      2 years                3 years              4 years

          A summary of the status of the Company's stock option plan as of September 30 is as follows:

                                  2002                              2001                          2000
                       ---------------------------      ----------------------------    -------------------------
                                       Weighted                         Weighted                        Weighted
                                        Average                          Average                         Average
                                       Exercise                         Exercise                        Exercise
                         Shares          Price           Shares           Price          Shares           Price
                         ------       ----------         ------        ----------        ------        ---------
Outstanding at
 beginning of year        36,224      $   12.00           36,224         $  12.00         36,224       $  12.00
Granted                        -              -                -                -              -              -
Excercised                     -              -                -                -              -              -
Forfeited                      -              -                -                -              -              -
                        --------                       ---------                        --------

Outstanding at
 end of year              36,224      $   12.00           36,224         $  12.00         36,224       $  12.00
                        ========                       =========                        ========
Options exercisable
 at year end              36,224          12.00           28,147            12.00         20,641          12.00

Weighted average
 fair value of
 options granted
 during the year                      $       -                          $      -                      $      -

          Information pertaining to options outstanding at September 30, 2002 is as follows:

                                               Weighted
                                                Average          Weighted                               Weighted
                                               Remaining          Average                                Average
Range of                     Number           Contractual        Exercise             Number            Exercise
Exercise Prices           Outstanding            Life              Price           Exercisable            Price
---------------           -----------         -----------       ----------         ------------        ----------
$12.00 - $12.00                36,224          4.7 Years        $    12.00                36,224       $    12.00

RECOGNITION AND RETENTION PLAN AND TRUST ("RRP")

          The Company's stockholders approved the RRP on December 16, 1996. The Company purchased 26,871 shares in the open market to fully fund the RRP at an aggregate cost of $315,734. Awards are subject to five year vesting periods and other provisions as more fully described in the RRP document. The deferred cost of unearned RRP shares totaled $128,463 and $136,083 at September 30, 2002 and 2001, respectively, and is recorded as a charge against stockholders' equity. Compensation expense will be recognized ratably over the five year vesting period only for those shares awarded. Compensation cost charged to expense for the years ended September 30, 2002, 2001 and 2000 was $7,620, $33,966 and $38,422, respectively. RRP shares available which have not been awarded totaled 10,933 at September 30, 2002 and 2001. There were 649, 2,891 and 3,270 shares amortized during the years ended September 30, 2002, 2001 and 2000, respectively.

2002 Directors Stock Plan

          On May 22, 2002, the directors of the Company adopted the 2002 Directors Stock Plan (the "Directors Plan"). A total of 21,996 shares of common stock were awarded, 3,666 to each of six (6) directors. On each of the three anniversary dates of the Directors Plan, 1,222 shares of such stock will become non-forfeitable unless the forfeitability is accelerated by death or retirement of a given director/holder. Compensation cost charged to expense for the year ended September 30, 2002 was $34,485. The deferred cost of unearned shares totaled $275,879 at September 30, 2002, and is recorded as a charge against stockholders' equity.

(15) REGULATORY CAPITAL REQUIREMENTS

          The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (the "OTS"). Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of September 30, 2002, the Bank meets all capital adequacy requirements to which it is subject.

          As of September 30, 2002, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

                                                                                            For Capital
                                            Actual                                        Adequacy Purposes
                                   ----------------------       ---------------------------------------------------------------
                                      Amount        Ratio                    Amount                              Ratio
                                   ------------     -----       ---------------------------------     -------------------------
As of September 30, 2002:
 Total Risk-Based Capital
  (to Risk-Weighted Assets)        $  8,110,461      21.3%      LESS THAN OR EQUAL TO $ 3,051,520     LESS THAN OR EQUAL TO 8.0%
 Tier I Capital
  (to Adjusted Total Assets)       $  7,817,327      11.5%      LESS THAN OR EQUAL TO $ 2,721,502     LESS THAN OR EQUAL TO 4.0%
 Tangible Capital
  (to Adjusted Total Assets)       $  7,817,327      11.5%      LESS THAN OR EQUAL TO $ 1,020,563     LESS THAN OR EQUAL TO 1.5%

As of September 30, 2001:
 Total Risk-Based Capital
  (to Risk-Weighted Assets)        $  7,491,763      18.9%      LESS THAN OR EQUAL TO $ 3,165,600     LESS THAN OR EQUAL TO 8.0%
 Tier I Capital
  (to Adjusted Total Assets)       $  7,244,089      10.3%      LESS THAN OR EQUAL TO $ 2,809,805     LESS THAN OR EQUAL TO 4.0%
Tangible Capital
  (to Adjusted Total Assets)       $  7,244,089      10.3%      LESS THAN OR EQUAL TO $ 1,053,677     LESS THAN OR EQUAL TO 1.5%

                                                     To Be Well
                                                 Capitalized Under
                                                 Prompt Corrective
                                                 Action Provisions
                                   --------------------------------------------
                                                  Amount                  Ratio
                                   ----------------------------------     -----
As of September 30, 2002:
 Total Risk-Based Capital
  (to Risk-Weighted Assets)        LESS THAN OR EQUAL TO $  3,814,400     10.0%
 Tier I Capital
  (to Adjusted Total Assets)       LESS THAN OR EQUAL TO $  4,082,253      6.0%
 Tangible Capital
  (to Adjusted Total Assets)       LESS THAN OR EQUAL TO $  3,401,877      5.0%

As of September 30, 2001:
 Total Risk-Based Capital
  (to Risk-Weighted Assets)        LESS THAN OR EQUAL TO $  3,957,000     10.0%
 Tier I Capital
  (to Adjusted Total Assets)       LESS THAN OR EQUAL TO $  4,214,707      6.0%
Tangible Capital
  (to Adjusted Total Assets)       LESS THAN OR EQUAL TO $  3,512,256      5.0%

(16) COMMITMENTS AND CONTINGENCIES

          In the ordinary course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. The principal commitments of the Bank are loan commitments which approximated $1,460,000 and $2,300,000 at September 30, 2002 and 2001, respectively. The Bank uses the same credit policies for making loan commitments as it does for other loans.

          The Bank was not committed to sell or purchase loans or securities at September 30, 2002 or 2001.

(17) EMPLOYEE STOCK OWNERSHIP PLAN

          The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares. The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the years ended September 30, 2002, 2001 and 2000 was $60,315, $52,051 and $46,602, respectively. During 2002, 2001 and 2000, 5,093, 5,437 and 5,576
shares were allocated to the employees leaving 22,197 unallocated and unreleased shares at September 30, 2002.

          The Company uses dividends paid on allocated and unallocated ESOP shares to reduce the outstanding loan balance.

          The fair value of the unreleased ESOP shares was approximately $338,000 and $323,000 at September 30, 2002 and 2001, respectively.

(18) PURCHASE OF COMMON STOCK

          The Company purchased 7,511, 82,755 and 21,705 shares of its outstanding common stock at an aggregate cost of $105,751, $972,638 and $230,188, during the years ended September 30, 2002, 2001 and 2000, respectively. The purchase of these shares has been recorded as a purchase of common stock shares, which are available for reissuance.

(19) EARNINGS PER SHARE

          Basic and full dilution Earnings Per Share (EPS) were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating EPS.

                                                       Income                Shares               Per Share
Year Ending September 30,                            (Numerator)          (Denominator)             Amount
                                                     -----------          -------------           ---------
2002
Basic EPS                                            $   502,406                429,904           $    1.17
Effect of dilutive securities -
  options                                                      -                  5,569                (.02)
                                                     -----------          -------------           ---------

Diluted EPS                                          $   502,406                435,473           $    1.15
                                                     ===========          =============           =========

2001
Basic EPS                                            $   267,612                437,347           $    0.61
Effect of dilutive securities -
  options                                                      -                      -                   -
                                                     -----------          -------------           ---------

Diluted EPS                                          $   267,612                437,347           $    0.61
                                                     ===========          =============           =========

2000
Basic EPS                                            $   356,112               505,715            $    0.70
Effect of dilutive securities -
  options                                                      -                     -                    -
                                                     -----------          ------------            ---------

Diluted EPS                                          $   356,112               505,715            $    0.70
                                                     ===========          ============            =========

          During the years ended September 30, 2001 and 2000, outstanding options had no dilutive effect on shares outstanding because the option price exceeded the average market value of the Company's stock during the years.

(20) DIVIDEND RESTRICTION

          At the time of the Conversion, the Bank established a liquidation account of approximately $5,005,000 (the amount equal to its total retained earnings as of the date of the latest statement of financial condition appearing in the final prospectus). The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible deposit account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

          Subsequent to the Conversion, the Bank may not declare or pay cash dividends on its shares of common stock if the effect thereon would cause stockholders' equity to be reduced below the amount of the liquidation account or applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements.

(21) FAIR VALUES OF FINANCIAL INSTRUMENTS

          The carrying amount and the estimated fair values of the Company's financial instruments at September 30 are as follows:

                                                              2002                                  2001
                                                ------------------------------       --------------------------------
                                                   Carrying                             Carrying
                                                    Amount        Fair Value             Amount          Fair Value
                                                  ----------      ----------           -----------       ----------
Financial assets:

  Cash and cash equivalents                     $    2,669,467  $    2,669,467       $    2,196,367     $   2,196,367
  Loans receivable, less allowance                  49,706,792      50,047,134           52,274,784        52,587,677
  Investment securities held to
     maturity                                        4,878,630       4,968,189            2,879,973         2,947,593
  Investment securities available
     for sale                                          754,656         754,656              659,023           659,023
  Mortgage-backed securities held
     to maturity                                     3,378,557       3,387,820            4,296,086         4,299,156
  Mortgage-backed securities
     available for sale                              5,440,200       5,440,200            6,203,315         6,203,315
  Accrued interest receivable                          370,275         370,275              397,696           397,696

Financial liabilities:
  Deposits                                          49,750,208      49,852,065           51,115,536        51,189,555
  Advances from Federal Home
     Loan Bank                                       9,611,711       9,611,711           10,837,289        10,837,289
  Accrued interest payable                              44,300          44,300               47,879            47,879

          The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

          While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company were to have disposed of such items at September 30, 2002 and 2001, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at September 30, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

          In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the trained work force, customer goodwill, and similar items.

(22) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Selected quarterly consolidated financial data is as follows:

                                                                 Fiscal Year 2002
                                         ---------------------------------------------------------------------
                                                                  Quarter Ended
                                         ---------------------------------------------------------------------
                                           December 31          March 31          June 30        September 30
                                           -----------          --------          -------        ------------
                                                       (Dollars in thousands except per share data)
Total interest income                       $   1,221          $   1,156         $   1,131         $   1,116
Total interest expense                            701                592               560               509
                                            ---------          ---------         ---------         ---------

      Net interest income                         520                564               571               607

Provision for loan losses                          16                 15                15                35
                                            ---------          ---------         ---------         ---------

      Net interest income after
       provision for loan losses                  504                549               556               572

Non-interest income                                26                 35                39                28
Non-interest expense                              406                374               364               415
                                            ---------          ---------         ---------         ---------

Income before provision
 for income taxes                                 124                210               231               185
Provision for income taxes                         40                 69                77                61
                                            ---------          ---------         ---------         ---------

      Net income                            $      84          $     141         $     154         $     124
                                            =========          =========         =========         =========

Net income per share:
  Basic                                     $     .20          $     .33         $     .36         $     .28
                                            =========          =========         =========         =========
  Diluted                                   $     .20          $     .33         $     .35         $     .27
                                            =========          =========         =========         =========

Dividends declared per share                $     .07          $     .07         $     .07         $     .07
                                            =========          =========         =========         =========

                                                                 Fiscal Year 2001
                                         ---------------------------------------------------------------------
                                                                  Quarter Ended
                                         ---------------------------------------------------------------------
                                           December 31          March 31          June 30        September 30
                                           -----------          --------          -------        ------------
                                                       (Dollars in thousands except per share data)
Total interest income                       $   1,259          $   1,254         $   1,261         $   1,246
Total interest expense                            803                794               800               769
                                            ---------          ---------         ---------         ---------

      Net interest income                         456                460               461               477

Provision for loan losses                           6                 13                18                18
                                            ---------          ---------         ---------         ---------

      Net interest income after
       provision for loan losses                  450                447               443               459

Non-interest income                                30                 29                38                37
Non-interest expense                              396                375               397               375
                                            ---------          ---------         ---------         ---------

Income before provision
 for income taxes                                  84                101                84               121
Provision for income taxes                         25                 31                28                39
                                            ---------          ---------         ---------         ---------

      Net income                            $      59          $      70         $      56         $      82
                                            =========          =========         =========         =========

Net income per share:
  Basic                                     $     .13          $     .16         $     .13         $     .19
                                            =========          =========         =========         =========
  Diluted                                   $     .13          $     .16         $     .13         $     .19
                                            =========          =========         =========         =========

Dividends declared per share                $     .07          $     .07         $     .07         $     .07
                                            =========          =========         =========         =========

(23) CONDENSED PARENT COMPANY FINANCIAL INFORMATION

          Condensed financial information for the parent company only (First Federal Financial Bancorp, Inc.) as of and for the year ended September 30 is as follows:

                                 BALANCE SHEETS

                                                                              2002                     2001
                                                                        -----------------        -----------------
               ASSETS
Cash and cash equivalents                                               $         406,612        $         667,801
Investment in subsidiary                                                        7,867,910                7,271,380
Investment securities available for sale                                          754,656                  659,023
Accrued interest receivable                                                         7,511                    6,010
Other assets                                                                       87,398                   17,866
Income taxes refundable                                                            56,072                  140,272
Deferred income taxes                                                                 565                    1,962
                                                                        -----------------        -----------------
                                                                        $       9,180,724        $       8,764,314
                                                                        =================        =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                       $          57,389        $          54,064
                                                                        -----------------        -----------------
               Total liabilities                                                   57,389                   54,064
                                                                        -----------------        -----------------

Common stock                                                                        4,616                    4,471
Employee benefit plans                                                           (590,721)                (371,793)
Additional paid-in capital                                                      4,409,534                4,254,063
Retained earnings                                                               5,246,558                4,792,222
Accumulated other comprehensive income (loss)                                      53,348                   31,287
                                                                        -----------------        -----------------
               Total stockholders' equity                                       9,123,335                8,710,250
                                                                        -----------------        -----------------
                                                                        $       9,180,724        $       8,764,314
                                                                        =================        =================

                              STATEMENTS OF INCOME

                                                                               2002                     2001
                                                                         ----------------        -----------------
Interest on investment securities
 and other interest-earning assets                                       $         34,363        $          20,062

Non-interest income                                                                     -                      223
Non-interest expense                                                              145,292                 (181,292)
                                                                         ----------------        -----------------



Loss before income taxes and equity in
  income of subsidiary                                                           (110,929)                (161,007)

Credit for income taxes                                                           (31,618)                 (47,054)
                                                                         ----------------        -----------------

Loss before equity in income of subsidiary                                        (79,311)                (113,953)
Equity in income of subsidiary                                                    581,717                  381,565
                                                                         ----------------        -----------------

Net income                                                               $        502,406        $         267,612
                                                                         ================        =================

                            STATEMENTS OF CASH FLOWS

                                                                               2002                   2001
                                                                        -----------------        ---------------
Operating activities:
  Net income                                                            $         502,406        $       267,612
  Adjustments to reconcile net income to net
   cash flows provided by operating activities -
      Equity in income of subsidiary                                             (581,717)              (381,565)
      Dividends received from subsidiary                                                -              1,250,000
      Accretion                                                                      (467)                     -
      ESOP compensation                                                            58,794                 72,652
      Directors' stock plans                                                       42,105                 33,966
      Change in:
        Other assets                                                              (69,532)                   988
        Accrued interest receivable                                                (1,501)                   872
        Income taxes refundable                                                    84,200                (82,652)
        Other liabilities                                                           3,325                  3,527
                                                                        -----------------        ---------------
           Net cash provided by
             operating activities                                                  37,613              1,165,400
                                                                        -----------------        ---------------

Investing activities:
  Purchases of investment securities available for sale                          (750,000)              (655,000)
Proceeds from sales, calls and maturities of investment
   securities available for sale                                                  655,000                350,000
                                                                        -----------------        ---------------
             Net cash used for
              investing activities                                                (95,000)              (305,000)
                                                                        -----------------        ---------------
Financing activities:
  Dividends paid                                                                 (108,051)              (119,311)
  Purchase of treasury shares                                                    (105,751)              (972,638)
                                                                        -----------------        ---------------
        Net cash used for
             financing activities                                                (213,802)            (1,091,949)
                                                                        -----------------        ---------------
Net decrease in cash and cash equivalents                                        (271,189)              (231,549)
  Cash and cash equivalents, beginning of year                                    677,801                899,350
                                                                        -----------------        ---------------

  Cash and cash equivalents, end of year                                $         406,612        $       677,801
                                                                        =================        ===============

(24) CAPITAL STOCK

          During the year ended September 30, 2001, the stockholders approved an amendment to the Company's Certificate of Incorporation to reduce the number of authorized shares from 4,000,000, consisting of 1,000,000 preferred and 3,000,000 common shares, to 1,500,000, consisting of 500,000 preferred and 1,000,000 common shares. The Company has not issued any preferred shares since its incorporation.

(25) ACQUISITION OF LINCOLN SAVINGS

          On October 4, 2002, the Company acquired Lincoln Savings and Loan Association ("Lincoln"), also of Ironton. The Company acquired all the outstanding shares of Lincoln for a total cash consideration, including expenses of approximately $603,500. At September 30, 2002, Lincoln had total assets of approximately $8,703,000 total liabilities, of approximately $8,504,000, and total stockholders' equity of approximately $199,000. The adjusted fair value of Lincoln's stockholders' equity is expected to approximate $513,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       NAME                       POSITION                    AGE(1)          DIRECTOR SINCE(2)
-------------------      ---------------------------       ------------     --------------------
Jeffery W. Clark           Comptroller                          44                   N/A

Edith M. Daniels           Director and Secretary               72                  1986

Steven C. Milleson         Director                             50                  1990

Thomas D. Phillips         Director                             64                  1973

Edward R. Rambacher        Director                             57                  1986

I. Vincent Rice            President and Director               70                  1986

(1)  As of December 1, 2002.
(2)  Includes service as a director the Savings Bank.

     THOMAS D. PHILLIPS. Mr. Phillips has been the Chairman of the Board of the Company since its organization in January 1996. Mr. Phillips was given the title of Chairman of the Board of the Savings Bank in January 1996. Prior thereto, Mr. Phillips performed the functions traditionally handled by the Chairman under the title of President of the Savings Bank since January 1991. Mr. Phillips is the owner, operator and President of Phillips Funeral Home, Inc. headquartered in Ironton, Ohio. Mr. Phillips is a member and Past President of the Ironton City Health Board, the Past President of the Ironton Lions Club, a 25-year Board member and a member of the Immanuel United Methodist Church, and a member of the Ironton Elks Lodge #177. Mr. Phillips has been a licensed Funeral Director since 1961 and is a member of the Ohio Funeral Directors Association and the National Funeral Directors Association.

     I. VINCENT RICE. Mr. Rice has been the President of the Company since its organization in January 1996. Mr. Rice was given the title of President of the Savings Bank in January 1996. Prior thereto, Mr. Rice performed the functions traditionally performed by the President under the title Executive Vice President and Managing Officer of the Savings Bank since January 1994 and Vice President and Managing Officer since July 1987. Mr. Rice joined the Savings Bank in July 1985 after 25 years experience with a local commercial bank. Mr. Rice is the past Chairman of the Lawrence County United Way campaign, a former member of the Chesapeake and Ironton Lions Club, a member of the Ironton Rotary Club, and a 48-year member and Treasurer, Deacon and Music Director of the Ice Creek Baptist Church.

     EDITH M. DANIELS. Ms. Daniels has served as Corporate Secretary of the Company since its organization in January 1996. Ms. Daniels has served as Corporate Secretary of the Savings Bank since January 1976. Ms. Daniels joined the Savings Bank in March 1956 and served the Savings Bank in various positions until her retirement in December 1995. Ms. Daniels was a director of the Ironton American Red Cross chapter for six years.

     STEVEN C. MILLESON. Dr. Milleson is a doctor of optometry and owner and operator of the Ironton Vision Center, Inc. located in Ironton, Ohio. Dr. Milleson has been a member and Past President of the Ironton Lions Club, a founding member and past Board member of The Tri-State Fair and Regatta, a past Board member of the Hecla Water Association, and an original member of the Board of the Ashland Youth Ballet Company and its current President of the Board and Chairman of the Production Committee. Dr. Milleson is a member of the St. Joseph Catholic Church.

     EDWARD R. RAMBACHER. Mr. Rambacher is a Certified Public Accountant and is President and Chief Executive Officer of C.A. Rambacher & Co., a professional accounting firm, located in Ironton, Ohio. Mr. Rambacher is a member and Past Director and President of the Ironton Rotary Club and a 18 year Board member of the Central Christian Church.

     William P. Payne, a director of the Company and the Savings Bank, died in October, 2002. James E. Waldo, a director emeritus of the Company, died in April of 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission and the NASD. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to
Section 16(a) of the Exchange Act.

     Based solely on review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with respect to, fiscal 2002 the Company's officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the 1934 Act, except that directors who received grants of restricted stock under the 2002 Directors Stock Plan are late in filing Form 5's, which will be filed by the end of December, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The Company has not yet paid separate compensation to its officers. The following table sets forth a summary of certain information concerning the compensation paid by the Savings Bank for services rendered in all capacities during the three fiscal years ended September 30, 2002 to the President of the Savings Bank (who serves as the Chief Executive Officer). No executive officers of the Savings Bank had total compensation during the fiscal year which exceeded $100,000.

                                           ANNUAL                          LONG-TERM COMPENSATION
                                        COMPENSATION                               AWARDS
                          --------------------------------------------  -----------------------------
       NAME AND            FISCAL                                        RESTRICTED        NUMBER OF           ALL OTHER
  PRINCIPAL POSITION        YEAR           SALARY(1)          BONUS       STOCK(2)          OPTIONS         COMPENSATION(3)
----------------------    ---------      ------------        -------    ------------      -----------      -----------------
I. Vincent Rice              2002            $ 61,550        $ 1,500           3,666               --           $  14,342
     President
                             2001            $ 59,104        $ 1,500              --               --           $  12,795
                             2000            $ 57,366        $ 1,500                                            $  11,046

------------
(1) Does not include amounts attributable to miscellaneous benefits received by the named executive officer. In the opinion of management of the Savings Bank, the costs to the Savings Bank of providing such benefits to the named executive officer during the indicated period did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(2) Mr. Rice, as a director of the Company, was granted 3,666 shares of common stock on May 22, 2002 pursuant to the Company's 2002 Director Stock Plan. The shares are restricted and become non-forfeitable in one-third increments on each anniversary date following the grant. The total restricted stock awarded to Mr. Rice in fiscal year 2002 had a fair market value of $70,734 at September 30, 2002, based on the $15.75 per share closing market price on such last date in fiscal 2002 on which shares of the common stock were traded.

(3)  Represents the allocation on behalf of Mr. Rice under the Company's ESOP.

     No options were granted to the executive officer named in the Summary Compensation Table during the fiscal year ended September 30, 2002.

     The following table sets forth, with respect to the executive officer named in the Summary Compensation Table, information with respect to the aggregate amount of options exercised during the last fiscal year, any value realized thereon, the number of unexercised options at the end of the fiscal year (exercisable and unexercisable) and the value with respect thereto under specified assumptions.

                            SHARES                                                              VALUE OF UNEXERCISED IN THE
                          ACQUIRED ON         VALUE             NUMBER OF UNEXERCISED                MONEY OPTIONS AT
        NAME               EXERCISE          REALIZED         OPTIONS AT FISCAL YEAR END            SEPTEMBER 30, 2002
--------------------    --------------     -----------      ------------------------------   --------------------------------
                                                             UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE    EXERCISABLE
                                                            ---------------  -------------    ---------------  --------------
I. Vincent Rice               --                --                             10,076(1)           $  0           $37,785(2)
      President

----------
(1) Options are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (December 16, 1996) at $12.00 per share.

(2) The value of unexercised options was calculated based on the market price at September 30, 2002 ($15.75), the last date in fiscal 2002 on which shares of the Company's stock were traded, less the $12.00 exercise price of the option.

DIRECTOR'S COMPENSATION

     Directors of the Company do not receive fees for attendance at meetings. Members of the Board of Directors of the Savings Bank receive fees of $950 per month (except for Mr. Phillips who receives $1,150 per month for serving as Chairman) regardless of attendance at meetings. Members of the Board of the Savings Bank serving on committees do not receive any additional compensation for serving on such committees.

EMPLOYMENT AGREEMENTS

     The Company and the Savings Bank (the "Employers") have entered into employment agreements with each of Messrs. I. Vincent Rice and Jeffery W. Clark, the Company's and the Savings Bank's President and Comptroller, respectively (the "Executives"). The Employers have agreed to employ Messrs. Rice and Clark for a term of three years in their current respective positions at their current salary levels of $60,300 and $40,800, respectively. The employment agreements will be reviewed annually by the Boards of Directors of the Employers, and the term of employment agreements shall be extended each year for a successive additional one-year period, unless either party elects, not less than 30 days prior to the annual anniversary date, not to extend the employment term.

     Each of the employment agreements shall be terminable with or without cause by the Employers. The Executives shall have no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Employers for cause. The agreements provide for certain benefits in the event of an Executives' death, disability or retirement. In the event that (i) the Executive terminates his employment (a) because of failure of the Employers to comply with any material provision of the agreement or (b) as a result of certain adverse actions which are taken with respect to the officer's employment following a change in control of the Company, as defined, or (ii) the employment agreement is terminated by the Employers other than for cause, disability, retirement or death, the Executive will be entitled to a cash severance amount equal to three times the officer's base salary. Based upon current compensation levels, in the event of a termination of employment following a change in control, Messrs. Rice and Clark would receive cash severance of $180,900 and $122,400, respectively.

     A change in control is generally defined in the employment agreement to include any change in control of the Company required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 25% or more of the Company's outstanding voting securities and (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

     Each employment agreement provides that in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "excess parachute payments" within the meaning of Section 280G of the Code, then such payments and benefits received thereunder shall be reduced, in the manner determined by the officer, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Employers for federal income tax purposes. Excess parachute payments generally are payments in excess of three times the base amount, which is defined to mean the recipient's average annual compensation from the employer includable in the recipient's gross income during the most recent five taxable years ending before the date on which a change in control of the employer occurred. Recipients of excess parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.

     Although the above-described employment agreements could increase the cost of any acquisition of control of the Company, management of the Company does not believe that the terms thereof would have a significant anti-takeover effect.

BENEFITS

     EMPLOYEE STOCK OWNERSHIP PLAN. The Company has established the ESOP for employees of the Company and the Savings Bank. Full-time employees of the Company and the Savings Bank who have been credited with at least 1,000 hours of service during a twelve-month period and who have attained age 21 are eligible to participate in the ESOP.

     The ESOP borrowed funds from the Company to purchase 53,743 shares of common stock in the Savings Bank's conversion. The loan equaled 100% of the aggregate purchase price of the common stock. The loan to the ESOP will be repaid principally from the Company's and the Savings Bank's contributions to the ESOP over a period of 12 years, and the collateral for the loan is the common stock purchased by the ESOP. The Company may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of common stock, which may be acquired through the purchase of outstanding shares in the market or from individual stockholders, upon the original issuance of additional shares by the Company or upon the sale of treasury shares by the Company. Such purchases, if made, would be funded through additional borrowing by the ESOP or additional contributions from the Company. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

     Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released on a pro rata basis as debt service payments are made. Discretionary contributions to the ESOP and shares released from the suspense account will be allocated among participants on the basis of compensation. Forfeitures will be reallocated among remaining participating employees and may reduce any amount the Company might otherwise have contributed to the ESOP. Participants will vest in their right to receive their account balances within the ESOP at the rate of 20% per year, starting with completion of their third year of service. In the case of a "change in control," as defined, however, participants will become immediately fully vested in their account balances, subject to certain tax considerations. Benefits may be payable upon retirement, early retirement, disability or separation from service. The Company's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

     The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the regulations of the Internal Revenue Service and the Department of Labor thereunder.

     STOCK OPTION PLAN. The Stock Option Plan is designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. The Stock Option Plan is also designed to retain qualified directors for the Company. The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("incentive stock options"), non-qualified or compensatory stock options and stock appreciation rights (collectively "Awards"). Awards will be available for grant to directors and key employees of the Company and any subsidiaries, except that directors will not be eligible to receive incentive stock options. The Stock Option Plan was approved by the Company's stockholders in December 1996. A total of 67,178 shares of common stock has been reserved for issuance pursuant to the Stock Option Plan. The Stock Option Plan is administered and interpreted by a committee of the Board of Directors ("Committee") that is composed solely of two or more "Non-Employee Directors." Unless sooner terminated, the Stock Option Plan shall continue in effect for a period of ten years from the adoption by the Board of Directors.

     Under the Stock Option Plan, the Board of Directors or the Committee determines which officers and key employees will be granted options, whether such options will be incentive or compensatory options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock and when such options become exercisable. The per share exercise price of a stock option shall be equal to the fair market value of a share of common stock on the date the option is granted. Subject to certain exceptions, all options granted to participants under the Stock Option Plan shall become vested and exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted, and the right to exercise shall be cumulative.

     RECOGNITION AND RETENTION PLAN AND TRUST. The objective of the Recognition Plan is to retain qualified personnel in key positions, provide officers, key employees and directors with a proprietary interest in the Company as an incentive to contribute to its success and reward key employees for outstanding performance. Officers and key employees of the Company who are selected by the Board of Directors of the Company or a committee thereof, as well as non-employee directors of the Company, are eligible to receive benefits under the Recognition Plan. The Recognition Plan was approved by the Company's stockholders in December 1996. The Company has acquired through open market purchases common stock on behalf of the Recognition Plan, in an amount necessary to purchase 26,871 shares. The Recognition Plan is administered and interpreted by a committee of the Board of Directors that is composed solely of two or more "Non-Employee Directors."

     Shares of common stock granted pursuant to the Recognition Plan will be in the form of restricted stock payable over a five-year period at a rate of 20% per year, beginning one year from the anniversary date of the grant. A recipient will be entitled to all voting and other stockholder rights with respect to shares which have been earned and allocated under the Recognition Plan. However, until such shares have been earned and allocated, they may not be sold, pledged or otherwise disposed of and are required to be held in the Recognition Plan Trust. Under the terms of the Recognition Plan, all shares which have not yet been earned and allocated are required to be voted by the trustees in their sole discretion. In addition, any cash dividends or stock dividends declared in respect of unvested share awards will be held by the Recognition Plan Trust for the benefit of the recipients and such dividends, including any interest thereon, will be paid out proportionately by the Recognition Plan Trust to the recipients thereof as soon as practicable after the share awards become earned. Any cash dividends or stock dividends declared in respect of each vested share held by the Recognition Plan Trust will be paid by the Recognition Plan Trust as soon as practicable after the Recognition Plan Trust's receipt thereof to the recipient on whose behalf such share is then held by the Recognition Plan Trust.

     2002 DIRECTORS STOCK PLAN. On May 22, 2002, the directors of the Company adopted the 2002 Directors Stock Plan (the "Directors Plan"). A total of 21,996 shares of common stock may be issued pursuant to the Directors Plan and 21,996 shares were awarded: 3,666 to each of six (6) directors as of June 30, 2002. On each of the three anniversary dates of the Directors Plan, 1,222 shares of such stock will become non-forfeitable unless the forfeitability is accelerated by death or retirement of a given director/holder and in the event of a change in control of the Company, the shares granted to each participant which have not theretofore become non-forfeitable shall immediately become non-forfeitable, the restriction on transferability shall terminate and a stock certificate for the total number of non-forfeited shares granted to such participant shall be delivered to such participant.

INDEMNIFICATION AGREEMENTS WITH DIRECTORS AND OFFICERS

     The Company and the Savings Bank have entered into agreements to indemnify each of their directors and Jeffery W. Clark. The indemnification agreements require the Company and the Savings Bank to indemnify the directors and Mr. Clark against liabilities that may arise by reason of their status or service as officers and directors, other than liabilities arising from willful misconduct of a culpable nature and certain investigations by banking regulators, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER.

     The following table sets forth, as of December 1, 2002, certain information as to the Common Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, and (iii) all directors and executive officers of the Company and the Savings Bank as a group.

                                                             AMOUNT AND NATURE
               NAME OF BENEFICIAL                             OF BENEFICIAL
               OWNER OR NUMBER OF                             OWNERSHIP AS OF            PERCENT OF
                PERSONS IN GROUP                            DECEMBER 1, 2002(1)         COMMON STOCK
---------------------------------------------------       -----------------------     ----------------
First Federal Financial Bancorp, Inc. Employee                   49,790(2)                  10.79%
Stock Ownership Plan Trust

Arnhold and S. Bleichroeder, Inc.                                45,000(3)                   9.75
Arnhold and S. Bleichroeder Advisers, Inc.
1345 Avenue of the Americas
New York, New York  10105

Estate of James E. Waldo                                         44,611(4)                   9.59

Tontine Financial Partners, L.P.                                 34,900(5)                   7.56
Tontine Management, L.L.C.
Jeffrey L. Gendell
200 Park Avenue, Suite 3900
New York, New York 10166

Directors:
Thomas D. Phillips                                               33,367(6)(7)                7.12
I. Vincent Rice                                                  26,246(7)(8)                5.64
Edith M. Daniels                                                 18,366(9)                   3.95
Steven C. Milleson                                               17,829(10)                  3.80
Edward R. Rambacher                                              21,172(7)(11)               4.55

All directors and executive officers                            132,728(12)                 27.50
 of the Company and the Savings Bank
 as a group (6 persons)

----------

(1) Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of Common Stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares. Shares which are subject to stock options and which may be exercised within 60 days of December 1, 2002 are deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by such person.

(2) The First Federal Financial Bancorp, Inc. Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the First Federal Financial Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") by an agreement between the Company and Messrs. Thomas D. Phillips, Edward R. Rambacher and
     I. Vincent Rice who act as trustees of the plan ("Trustees"). As of December 1, 2002, 28,127 shares held in the Trust had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will generally be voted in the same ratio on any matter as those allocated shares for which instructions are given, subject in each case to the fiduciary duties of the ESOP trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors who serve as Trustees of the ESOP and by all directors and executive officers as a group does not include the unallocated shares held by the Trust.

(3) Based on a Schedule 13G filing pursuant to the Exchange Act on February 15, 2000. The reporting persons have shared voting and dispositive powers.

(4) Includes 3,358 shares which may be acquired by Mr. Waldo's estate upon the exercise of stock options.

(5) Based on a Schedule 13D filing pursuant to the Exchange Act on February 7, 2001. The reporting persons have shared voting and dispositive powers.

(6) Includes 10,000 shares held by the Phillips' Funeral Home Trust Pension Fund, 5,000 shares held by Mr. Phillips' spouse and 3,358 shares which may be acquired by Mr. Phillips upon the exercise of stock options.

(7) Excludes the shares held by the ESOP, of which the named director is one of three trustees.

(8) Includes 10,076 shares which may be acquired by Mr. Rice upon the exercise of stock options and 6,586 shares held by the Company's ESOP for the account of Mr. Rice.

(9) Includes 3,359 shares which may be acquired by Ms. Daniels upon the exercise of stock options.

(10) Includes 2,400 shares held by Mr. Milleson's spouse as custodian for children, 716 shares held by Mr. Milleson's spouse in her Individual Retirement Account ("IRA"), and 3,358 shares which may be acquired by Mr. Milleson upon the exercise of stock options.

(11) Includes 806 shares held by Mr. Rambacher's spouse, 5,000 shares held by Mr. Rambacher's spouse in her IRA, 1,000 shares held by Mr. Rambacher's spouse as custodian for her son, and 3,358 shares which may be acquired by Mr. Rambacher upon the exercise of stock options.

(12) Includes 29,508 shares which may be acquired by all directors and executive officers of the Company as a group upon the exercise of stock options. Also includes 10,834 which are held by the Company's ESOP which have been allocated to the accounts of executive officers.

EQUITY COMPENSATION PLAN INFORMATION

     The following tables presents information on the Company's equity compensation plans generally at September 30, 2002.

                                                                                                  NUMBER OF SECURITIES
                                                         NUMBER OF                                 REMAINING AVAILABLE
                                                      SECURITIES TO BE                             FOR FUTURE ISSUANCE
                                                        ISSUED UPON                                   UNDER EQUITY
                                                        EXERCISE OF         WEIGHTED-AVERAGE       COMPENSATION PLANS
                                                        OUTSTANDING         EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                                     OPTIONS, WARRANTS    OUTSTANDING OPTIONS,         REFLECTED IN
                                                         AND RIGHTS        WARRANTS AND RIGHTS         COLUMN (a))
PLAN CATEGORY                                               (a)                    (b)                     (c)
----------------------------------------------     --------------------  ----------------------  ------------------------
Equity compensation plans approved by
   security holders.........................               36,224               $  12.00                 30,954(1)
Equity compensation plans not
   approved by security holders.............               21,996(2)                                         --
                                                       ----------                                     ---------
       Total................................               58,220                                        30,954
                                                       ==========                                     =========

(1) Grants to non-employee directors may not exceed 30% of the shares reserved and no grant to any one employee or non-employee director may exceed 25% or 5% of the shares reserved under the plan, respectively.

(2) Includes 21,996 shares of restricted stock granted on May 20, 2002, evenly to each of six (6) of the Company's directors, which restricted shares become non-forfeitable in one-third increments every anniversary from the date of grant. All restricted share's non-forfeitability will be accelerated upon the acquisition of the Company by a third party.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     All loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

     The Savings Bank's policy provides that all loans made by the Savings Bank to its directors and officers are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The Savings Bank's policy provides that such loans may not involve more than the normal risk of collection or present other unfavorable features. As of September 30, 2002, loans to directors and executive officers, including outstanding balances and commitments, amounted to $52,308, or .66% of the Savings Bank's total capital, at September 30, 2002. As of such date, there were no loans to any director or executive officer made at preferential rates or terms which, in the aggregate, exceeded $60,000 during the three years ended September 30, 2002. All such loans were made by the Savings Bank in accordance with the aforementioned policy.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  Document filed as part of this Report.

          (1)    The following documents are filed as part of this report.

          Independent Auditor's Report.

          Consolidated Balance Sheets as of September 30, 2002 and 2001.

          Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000.

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.

          Notes to Consolidated Financial Statements.

          (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

          (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

    No.                                    Description
----------       ---------------------------------------------------------------
2.0              Agreement and Plan or  Reorganization  dated April 25, 2002 by and between First Federal  Savings Bank of Orton and Lincoln
                 Savings and Loan Association.(1)
3.1              Certificate of Incorporation of First Federal Financial
                 Bancorp, Inc.(2)
3.1.1            Certificate of Amendment to Certification of Incorporation.(3)
3.2              Bylaws of First Federal Financial Bancorp, Inc.(2)
4                Stock Certificate of First Federal Financial Bancorp, Inc.(2)
4.1              Stockholder Protection Rights Agreement.(4)
10.1             Stock Option Plan*(5)
10.2             Recognition and Retention Plan and Trust*(2)
10.3             Employment Agreement among First Federal Financial Bancorp,
                 Inc., First Federal Savings Bank of Ironton and I. Vincent Rice(6)(7)
10.4             2002 Directors Stock Plan*(8)
10.5             Indemnification Agreement by and between First Federal
                 Financial Bancorp, Inc. and Thomas D. Phillips(9)
10.6             Indemnification Agreement by and between First Federal
                 Savings Bank of Ironton and Thomas D. Phillips(10)
21               Subsidiaries of the Registrant - Reference is made to Item 1.
                 "Business" for the  Required information
23               Independent Auditor's Consent

----------
(1) Incorporated by reference from the Form 8-K filed by the Registrant with the Securities and Exchange Commission ("SEC") on April 30, 2002.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1672) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 26, 1996, as amended.

(3) Incorporated by reference from the Form 10-QSB by the Registrant with the Securities and Exchange Commission ("SEC") on February 2, 2001.

(4) Incorporated by reference from the Form 8-K filed by the Registrant with the SEC on May 23, 2001.

(5) Incorporated by reference from the Form 10-KSB for the fiscal year ended September 30, 1996 filed by the Registrant with the SEC on December 26, 1996.

(6) Incorporated by reference from the Form 10-KSB for the fiscal year ended September 30, 1999 filed by the Registrant with the SEC on December 29, 1999.

(7)  Representative of a similar agreement entered into with Jeffery W. Clark.

(8) Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the Securities and Exchange Commission ("SEC") on June 11, 2002.

(9) First Federal Financial Bancorp, Inc. has entered into substantially identical agreements with each of its directors and Jeffery W. Clark.

(10) First Federal Savings Bank of Ironton has entered into substantially identical agreements with each of its directors and Jeffery W. Clark.

*    Management contract or compensatory plan or arrangement.

          (3)(b) Reports filed on Form 8-K.

     A Form 8-K was filed by the Registrant with the Securities and Exchange Commission ("SEC") on July 26, 2002, with a press release of the Registrant's fourth quarter earnings.

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President along with the Company's Comptroller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's President along with the Company's Comptroller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its President and Comptroller, as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST FEDERAL FINANCIAL BANCORP, INC.


                                   By: /s/ I. Vincent Rice
                                       ----------------------------------------
                                       I. Vincent Rice
                                       President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ I. Vincent Rice                                     December 24, 2002
-----------------------------------------------
I. Vincent Rice
President (Principal Executive Officer)

/s/ Jeffery W. Clark                                    December 24, 2002
-----------------------------------------------
Jeffery W. Clark
Comptroller (Principal Financial and
Accounting Officer)

/s/ Thomas D. Phillips                                  December 24, 2002
-----------------------------------------------
Thomas D. Phillips
Chairman

/s/ Edith M. Daniels                                    December 24, 2002
-----------------------------------------------
Edith M. Daniels
Corporate Secretary and Director

/s/ Edward R. Rambacher                                 December 24, 2002
-----------------------------------------------
Edward R. Rambacher
Director

/s/ Steven C. Milleson                                  December 24, 2002
-----------------------------------------------
Steven C. Milleson
Director

                                 CERTIFICATIONS

I, I. Vincent Rice, certify that:

        1. I have reviewed this annual report on Form 10-KSB of First Federal Financial Bancorp, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002


                                   /s/ I. Vincent Rice
                                   --------------------
                                   President

I, Jeffery W. Clark, certify that:

        1. I have reviewed this annual report on Form 10-KSB of First Federal Financial Bancorp, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 24, 2002


                                   /s/ Jeffery W. Clark
                                   --------------------
                                   Comptroller