Form 10QSB
period 2002-12-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2003-02-14
CIK 1009194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number       0-28020

FIRST FEDERAL FINANCIAL BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	31-1456058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 CENTER STREET, IRONTON, OHIO 45638
(Address of principal executive offices)
(Zip Code)

(740) 532-6845
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 12, 2003, there were issued and outstanding 461,622 shares of the

Registrant’s Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

FIRST FEDERAL FINANCIAL BANCORP, INC.

TABLE OF CONTENTS

*****************

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets (as of December 31, 2002 (unaudited) and September 30, 2002)

Consolidated Statements of Income (for the three months ended December 31, 2002 (unaudited) and 2001 (unaudited))

Consolidated Statements of Changes in Stockholders’ Equity (for the three months ended December 31, 2002 (unaudited) and the year ended September 30, 2002)

Consolidated Statements of Cash Flows (for the three months ended December 31, 2002 (unaudited) and 2001 (unaudited))

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

i

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS	$6,788,572	$2,669,467
INVESTMENT SECURITIES HELD
TO MATURITY	6,479,184	4,878,630
INVESTMENT SECURITIES AVAILABLE
FOR SALE	927,797	754,656
LOANS RECEIVABLE	52,137,240	49,706,792
MORTGAGE-BACKED SECURITIES
HELD TO MATURITY	3,256,067	3,378,557
MORTGAGE-BACKED SECURITIES
AVAILABLE FOR SALE	3,954,792	5,440,200
ACCRUED INTEREST RECEIVABLE	397,914	370,275
FORECLOSED REAL ESTATE	236,552	38,747
OFFICE PROPERTIES AND EQUIPMENT	2,006,387	1,604,557
GOODWILL	82,837	—
OTHER ASSETS	182,529	125,050

	$76,449,871	$68,966,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS	$57,556,694	$49,750,208
ADVANCES FROM FEDERAL HOME LOAN BANK	9,052,328	9,611,711
ACCRUED INCOME TAXES PAYABLE:
Current	116,155	118,262
Deferred	152,933	142,546
ACCRUED INTEREST PAYABLE	44,028	44,300
OTHER LIABILITIES	309,041	176,569
Total liabilities	67,231,179	59,843,596

STOCKHOLDERS’ EQUITY:
Common stock	4,616	4,616
Employee benefit plans	(553,618)	(590,721)
Additional paid-in capital	4,418,257	4,409,534
Retained earnings-substantially restricted	5,307,607	5,246,558
Accumulated other comprehensive income	41,830	53,348

Total stockholders’ equity	9,218,692	9,123,335

	$76,449,871	$68,966,931

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended
	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Loans receivable-
First mortgage loans	$896,985	$940,845
Consumer and other loans	80,520	88,769
Mortgage-backed and related securities	70,853	129,994
Investment securities	83,509	51,410
Other interest-earning assets	11,648	9,910
Total interest income	1,143,515	1,220,928
INTEREST EXPENSE:
Interest-bearing checking	19,817	5,166
Passbook savings	69,045	58,573
Certificates of deposit	317,494	517,150
Advances from Federal Home
Loan Bank	108,129	119,703
Total interest expense	514,485	700,592
Net interest income	629,030	520,336
PROVISION FOR LOAN LOSSES	15,000	16,000
Net interest income after provision for loan losses	614,030	504,336
NON-INTEREST INCOME:
Service charges on deposits	28,743	14,579
Other service charges, commissions and fees	22,698	15,746
Losses on foreclosed real estate	—	(6,646)
Other	6,007	2,824
Total non-interest income	57,448	26,503
NON-INTEREST EXPENSE:
Compensation and benefits	252,988	171,598
Occupancy and equipment	47,398	38,603
SAIF deposit insurance premium	2,111	2,330
Directors’ fees and expenses	32,869	26,481
Franchise taxes	24,499	28,334
Data processing	57,793	33,474
Advertising	20,374	20,038
Professional services	35,324	30,737
Other	57,505	54,879
Total non-interest expense	530,861	406,474
INCOME BEFORE PROVISION FOR INCOME TAXES	140,617	124,365
PROVISION FOR INCOME TAXES	48,771	40,113
NET INCOME	$91,846	$84,252
EARNINGS PER SHARE:
Basic	$.21	$.20
Diluted	$.20	$.20

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Employee Benefit Plans	Additional Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCES, September 30, 2001	$4,471	$(371,793)	$4,254,063	$4,792,222	$31,287	$8,710,250

COMPREHENSIVE INCOME:
Net income, 2002	—	—	—	502,406	—	502,406
Other comprehensive income, net of tax:
Change in unrealized gain on investments available for sale, net of tax of $11,365	—	—	—	—	22,061	22,061

TOTAL COMPREHENSIVE INCOME	—	—	—	—	—	524,467

ESOP SHARES RELEASED, 4,262 shares; $14.18 average fair market value	—	42,620	17,695	—	—	60,315

RRP SHARES AMORTIZED, 649 shares	—	7,620	—	—	—	7,620

DIVIDENDS PAID ($.28 per share)	—	6,711	2,486	(117,248)	—	(108,051)

2002 DIRECTORS STOCK PLAN, 21,996 shares	220	(275,879)	205,443	104,701	—	34,485

PURCHASE OF 7,511 TREASURY SHARES	(75)	—	(70,153)	(35,523)	—	(105,751)

BALANCES, September 30, 2002	4,616	(590,721)	4,409,534	5,246,558	53,348	9,123,335

COMPREHENSIVE INCOME:
Net income, three months ended December 31, 2002 (unaudited)	—	—	—	91,846	—	91,846
Other comprehensive income, net of tax:
Change in unrealized gain on investments available for sale, net of tax of $5,934 (unaudited)	—	—	—	—	(11,518)	(11,518)

TOTAL COMPREHENSIVE INCOME (unaudited)	—	—	—	—	—	80,328

ESOP SHARES RELEASED, 1,013 shares; $17.76 average fair market value (unaudited)	—	10,130	7,864	—	—	17,994

DIVIDENDS PAID ($.07 per share) (unaudited)	—	1,109	859	(30,797)	—	(28,829)

2002 DIRECTORS STOCK PLAN, 1,833 shares (unaudited)	—	25,864	—	—	—	25,864

BALANCES, December 31, 2002 (unaudited)	$4,616	$(553,618)	$4,418,257	$5,307,607	$41,830	$9,218,692

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$91,846	$84,252
Adjustments to reconcile net income to net cash provided by operating activities -
Losses on sales of foreclosed real estate	—	6,646
Provision for loan losses	15,000	16,000
Depreciation	27,728	22,922
FHLB stock dividends	(9,200)	(9,200)
Amortization and accretion, net	(22,036)	14,629
ESOP compensation	17,994	13,527
Stock compensation	25,864	7,620
Change in -
Accrued interest receivable	(4,363)	44,201
Other assets	128,695	36,322
Deferred income taxes	28,753	174
Accrued interest payable	(272)	(3,795)
Accrued income taxes	(9,202)	4,314
Other liabilities	(126,123)	8,221
Net cash provided by operating activities	164,684	245,833

INVESTING ACTIVITIES:
Net decrease in loans	2,014,205	579,166
Proceeds from maturities of investment securities available for sale	—	300,000
Purchases of investment securities available for sale	(150,000)	(250,000)
Proceeds from maturities of investment securities held to maturity	325,000	100,000
Purchases of investment securities held to maturity	(841,292)	(750,000)
Principal collected on mortgage-backed securities held to maturity	173,408	236,289
Purchases of mortgage-backed securities held to maturity	(47,763)	—
Principal collected on mortgage-backed securities available for sale	1,458,244	212,221
Purchases of mortgage-backed securities available for sale	—	(145,927)
Purchases of office properties and equipment	(53,953)	(3,403)
Cash received from acquisition of Lincoln Savings and Loan Association in excess of cash paid	2,074,093	—
Proceeds from sale of REO	113,503	—
Net cash provided by investing activities	5,065,445	278,346

FINANCING ACTIVITIES:
Net decrease in deposits	(322,812)	(1,020,868)
Dividends paid	(28,829)	(24,086)
Repayments of FHLB advances	(759,383)	(684,326)
Purchase of treasury stock	—	(26,795)
Net cash used for financing activities	(1,111,024)	(1,756,075)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,119,105	(1,231,896)

CASH AND CASH EQUIVALENTS, beginning of period	2,669,467	2,196,367

CASH AND CASH EQUIVALENTS, end of period	$6,788,572	$964,471

NONCASH INVESTING ACTIVITIES:
Change in unrealized holding gains on investment securities available for sale	$(17,452)	$32,245
Loans taken into foreclosed real estate	78,105	—
Excess of cost paid over fair value of assets acquired of Lincoln Savings and Loan Association (goodwill)	82,837	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Federal income taxes paid	20,000	35,625
Interest paid	514,757	704,387

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

First Federal Financial Bancorp, Inc. (the “Company”) was incorporated under Delaware law in February 1996 by First Federal Savings and Loan Association of Ironton (the “Association”) in connection with the conversion of the Association from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be known as “First Federal Savings Bank of Ironton” (the “Bank”) and the issuance of the Bank’s common stock to the Company and the offer and sale of the Company’s common stock by the Company to the members of the public, the Association’s Board of Directors, its management, and the First Federal Financial Bancorp, Inc. Employee Stock Ownership Plan (the “ESOP”) (the “Conversion”).

The accompanying financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2002.

Business

The Company’s principal business is conducted through the Bank which conducts business from its main office located in Ironton, Ohio, and two full-service branches located in Ironton and Proctorville, Ohio.  The Bank’s deposits are insured by the Savings Association Insurance Fund (“SAIF”) to the maximum extent permitted by law.  The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”), which is the Bank’s chartering authority and primary regulator.  The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board (“FRB”).  The Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).

Principles of Consolidation

The consolidated financial statements at December 31, 2002 and September 30, 2002, and for the three months ended December 31, 2002 and 2001, include the accounts of the Company and the Bank.  All significant intercompany transactions and balances have been eliminated in consolidation.  Additionally, certain reclassifications may have been made in order to conform with the current period’s presentation.  The accompanying financial statements have been prepared on the accrual basis.

(2)           CONVERSION TRANSACTION

On June 3, 1996, (i) the Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank to be named “First Federal Savings Bank of Ironton”, and (ii) the Company acquired all of the common stock of the Bank in the Conversion.  As part of the Conversion, the Company issued 671,783 shares of its Common Stock.  Total proceeds of $6,717,830 were reduced by $537,430 for shares to be purchased by the ESOP and by approximately $432,000 for Conversion expenses.  As a result of the Conversion, the Company contributed approximately $3,145,000 of additional capital to the Bank and retained the balance of the net proceeds.

(3)           COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion.  Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP.  The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares.  The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum.  The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years.   The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employer’s Accounting For Employee Stock Ownership Plans.”  As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period.  ESOP compensation expense recorded during the three month periods ended December 31, 2002 and 2001 was $17,994 and $13,527, respectively.

(4)           STOCK OPTION PLAN

On December 16, 1996, the Stock Option Plan (the “Plan”) was approved by the Company’s stockholders.  A total of 67,178 shares of common stock may be issued pursuant to the Plan and 36,224 shares have been awarded as of December 31, 2002.  These options are subject to vesting provisions as well as other provisions of the Plan.  No options have been exercised through December 31, 2002.

(5)           RECOGNITION AND RETENTION PLAN AND TRUST

On December 16, 1996, the Recognition and Retention Plan and Trust (the “RRP”) was approved by the Company’s stockholders.  A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of December 31, 2002.  Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended December 31, 2002 and 2001 was $ -0- and $7,620, respectively.

The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP.  The cost of unearned RRP shares is recorded as a reduction of stockholders’ equity.

(6)           2002 DIRECTORS STOCK PLAN

On May 22, 2002, the directors of the Company adopted the 2002 Directors Stock Plan (the “Directors Plan”).  A total of 21,996 shares of common stock were awarded, 3,666 to each of six (6) directors.  On each of the three anniversary dates of the Directors Plan, 1,222 shares of such stock will become non-forfeitable unless the forfeitability is accelerated by death or retirement of a given director/holder.  Compensation cost charged to expense for the three months ended December 31, 2002 was $25,864.  The deferred cost of unearned shares totaled $250,015 and $275,879 at December 31, 2002 and September 30, 2002, respectively, and is recorded as a charge against stockholders’ equity.

(7)           PURCHASE OF COMMON STOCK

There were no purchases of common stock during the three months ended December 31, 2002.  During the year ended September 30, 2002, the Company purchased 7,511 shares of its outstanding common stock at an aggregate cost of $105,751.  The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(8)           EARNINGS PER SHARE

Basic and full dilution Earnings Per Share (EPS) for the three months ended December 31, 2002 and 2001, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below.  Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

	For the Three Months Ended December 31, 2002			For the Three Months Ended December 31, 2001
	Income (Numerator)	Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Shares (Denomi- nator)	Per-Share Amount

Basic EPS	$91,846	443,548	$0.21	$84,252	423,784	$0.20
Effect of Dilutive
Securities-Options	—	11,754	(0.01)	—	210	—

Diluted EPS	$91,846	455,302	$0.20	$84,252	423,994	$0.20

(9)           ACQUISITION OF LINCOLN SAVINGS

On October 4, 2002, the Bank acquired 100% of the outstanding stock of Lincoln Savings and Loan Association (“Lincoln”), Ironton, Ohio, utilizing the purchase method of accounting.  Lincoln was dissolved upon consummation of the transaction with the assets and liabilities of Lincoln merged into the Bank and the former Lincoln continuing in operation as a branch of the Bank.

The total consideration for Lincoln’s stock was $428,968 cash, of which $340,147 had been paid as of December 31, 2002, with the remaining $88,821 to be paid upon the surrender of the remaining stock certificates by the Lincoln shareholders.  The $88,821 unpaid amount is included in other liabilities in the accompanying financial statements.  In addition, the Bank paid $73,010 in expenses associated with the transaction.  The $428,968 purchase price is subject to additional, contingent cash consideration which could increase the amount paid for Lincoln by approximately $63,000.  At the acquisition date, Lincoln had total assets of $8.9 million, total liabilities of $8.5 million and total stockholders’ equity of $.4 million.

Lincoln was a local competitor of the Bank and thus, the acquisition enabled the Bank to gain local market share and affords the Bank the opportunity to reduce costs through economies of scale.

The results of Lincoln’s operations subsequent to October 4, 2002 are included in the accompanying consolidated financial statements for the three months ended December 31, 2002. Lincoln’s results of operations for the quarter ended December 31, 2002 are substantially the same as those included in the accompanying consolidated financial statements.  Presented below are the unaudited, pro-forma condensed consolidated results of operations of the Company for the three months ended December 31, 2001, assuming the transaction occurred on October 1, 2001.

Net interest income	$566,312
Net income	70,468
Basic earnings per share	0.17
Diluted earning per share	0.17

Goodwill associated with the Lincoln transaction was originally recorded in the amount of $77,122.  During the three months ended December 31, 2002, $5,715 was capitalized as additional goodwill resulting from the satisfaction of contingencies as contained in the acquisition agreement.

(10)         MERGER WITH CLASSIC BANCSHARES, INC.

On December 30, 2002, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Classic Bancshares, Inc. (“Classic”), Ashland, Kentucky, pursuant to which the Company will be merged with and into Classic (the “Merger”).  The Agreement provides for Classic to pay aggregate consideration of approximately $11.5 million for all the outstanding common shares of the Company, which consideration will consist of a combination of Classic common stock and cash, as described below.  The Agreement provides that upon consummation of the Merger, and subject to certain further terms, conditions, limitations, procedures and adjustments set forth in the Agreement, each issued and outstanding share of common stock of the Company shall, by virtue of the Merger, be converted into and represent the right to receive the following consideration:  (i) $24.00 in cash, or (ii) .9797 shares of Classic common stock for each share of the Company’s common stock.  The election of the form of merger consideration by the Company’s stockholders is subject to the requirement that 50% of the Company’s shares be exchanged for cash and 50% be exchanged for Classic’s common stock.  All options to purchase Company common stock outstanding upon consummation of the Merger will be cancelled and in consideration of such cancellation, the option holders will receive a cash payment equal to the number of shares subject to the option times the difference between $24.00 and the exercise price of the options, if any.  In addition, the Bank will merge with Classic Bank, the wholly owned subsidiary of Classic.

The Merger is subject to various conditions, including the approval of the Agreement by the Company’s and Classic’s stockholders and the receipt of regulatory approval.  The Merger is currently expected to close during the second quarter of 2003.

ITEM 2.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Assets.  Total assets increased $7.4 million, or 10.7%, from $69.0 million at September 30, 2002 to $76.4 million at December 31, 2002.  The increase consisted primarily of increases in cash and cash equivalents of $4.1 million, investment securities (held to maturity and available for sale) of $1.8 million and loans receivable of $2.4 million, which was partially offset by a $1.6 million decrease in mortgage-backed securities held to maturity.  The increase in net assets was largely attributable to the Company’s acquisition of Lincoln Savings and Loan Association (“Lincoln”).  At the date of acquisition, Lincoln had total assets of $8.9 million, total liabilities of $8.5 million, and total stockholders’ equity of $.4 million.

Cash and Cash Equivalents.  Cash and cash equivalents increased $4.1 million, or 151.9%, from $2.7 million at September 30, 2002 to $6.8 million at December 31, 2002.  The increase resulted from net cash flows provided by operating activities of $.2 million and from investing activities of $5.0 million, which was offset by net cash flows used for financing activities of $1.1 million.

Investment Securities.  Investment securities consist primarily of U.S. Government agency securities, FHLB stock, and obligations of states and political subdivisions.  Investment securities (held to maturity and available for sale) increased $1.8 million, or 32.1%, from $5.6 million at September 30, 2002 to $7.4 million at December 31, 2002.  The increase in investment securities for the period ending December 31, 2002 was due primarily to purchases of securities of $1.0 million, offset by proceeds of maturing securities of $.3 million.  Securities acquired in the Lincoln acquisition totaled $1.1 million.

Loans Receivable.  The Company’s loans receivable, net, increased $2.4 million, or 4.8%, from $49.7 million at September 30, 2002 to $52.1 million at December 31, 2002.  The increase in loans is primarily attributable to the acquisition of Lincoln during the quarter ended December 31, 2002, with loans acquired from Lincoln approximating $4.5 million, offset by scheduled principal payments.

Loan Concentrations.  The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower.  Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $48.7 million, or 91.9%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts, and unsecured loans, totaled $4.3 million, or 8.1%, of total gross loans outstanding at December 31, 2002.

The Company’s lending is concentrated to borrowers who reside in and/or which are collateralized by real estate and property located in Lawrence and Scioto County, Ohio, and Boyd and Greenup County, Kentucky.  Employment in these areas is highly concentrated in the petroleum, iron and steel industries.  Therefore, many borrowers’ ability to honor their contracts is dependent upon these economic sectors.

Allowance for Loan Losses.  The allowance for loan losses as a percentage of total loans increased slightly, constituting .7% of total gross loans outstanding at December 31, 2002 as compared to .6% at September 30, 2002.  The dollar amount of the allowance totaled $397,000 at December 31, 2002 as compared to $293,000 at September 30, 2002.  Based on management’s evaluation of the quality of the loan portfolio and current economic conditions, management has determined that the allowance for loan losses is adequate.

Charge-off activity for the three months ended December 31, 2002 and 2001, totaled $109,391 and $1,043, respectively.  Recoveries totaled $2,347 and $1,203 for the three months ended December 31, 2002 and 2001, respectively.  Of the $109,391 of loans charged-off during the period, $102,547 represent loans acquired by the Bank in connection with its acquisition of Lincoln which had been provided for in the allowance for loan losses at the acquisition date.

The Company had $498,000 and $206,000 of non-accrual loans at December 31, 2002 and September 30, 2002, respectively.  The increase in non-accrual loans is due primarily to 16 loans, totaling $194,000, acquired by the Bank in connection with its acquisition of Lincoln.  At the same dates, there were no significant loans greater than 90 days past due which were still accruing interest.  The Company had no troubled debt restructurings during the three month periods ended December 31, 2002 and 2001.

Mortgage-Backed Securities.  The Company invests in both fixed-rate and adjustable-rate mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost) or available for sale (carried at quoted market).  Mortgage-backed securities decreased $1.6 million, or 18.2%, from $8.8 million at September 30, 2002 to $7.2 million at December 31, 2002, due to principal repayments of $1.6 million.

Deposits.  Deposits increased $7.8 million, or 15.7%, from $49.8 million at September 30, 2002 to $57.6 million at December 31, 2002.  The Company continues to offer competitive interest rates on deposits, and also utilizes available advances from the FHLB to meet its liquidity and funding requirements.  The deposits of Lincoln recorded at the acquisition date totaled $8.1 million.

Advances From Federal Home Loan Bank.  The Company’s advances from the FHLB totaled $9.1 million at December 31, 2002 as compared to $9.6 million at September 30, 2002, a decrease of $.5 million, or 5.2%.  Principal payments on advances during the period were $759,383.  Advances of $200,000 were recorded in connection with the Lincoln acquisition.

Stockholders’ Equity.  Stockholders’ equity totaled $9.2 million at December 31, 2002, as compared to $9.1 million at September 30, 2002.  The Company’s net income for the period was offset by dividends paid and the release of common stock shares to the employee benefit plans.

Results of Operations - Three Months Ended December 31, 2002 as Compared to Three Months ended December 31, 2001

Net income increased $7,594, or 9.0%, from $84,252 for the quarter ended December 31, 2001 to $91,846 for the quarter ended December 31, 2002.  Basic earnings per share were $.21 and diluted earnings per share were $.20 for the 2002 quarter, as compared to $.20, both basic and assuming full dilution, for the 2001 quarter.  The increase in net income consisted of an increase in net interest income of $108,694, or 20.9%, an increase in non-interest income of $30,945, or 116.8%, and a decrease in the provision for loan losses of $1,000, or 6.2%, which was partially offset by an increase in non-interest expenses of $124,387, or 30.6%, and the provision for income taxes of $8,658, or 21.6%.

Total interest income decreased $77,413, or 6.3%, from $1,220,928 for the 2001 quarter to $1,143,515 for the 2002 quarter.  The decrease was primarily due to decreased levels of interest earned on loans receivable of $52,109 and mortgage-backed securities of $59,141, partially offset by an increase in interest earned on investment securities of $32,099.  The decrease in interest earned on loans receivable resulted primarily from a decline in variable rates of interest on loans during the 2002 quarter as compared to the 2001 quarter.  Interest earned on mortgage-backed securities decreased due to a lower volume of these securities during the 2002 quarter as compared to the 2001 quarter, while interest earned on investment securities increased primarily due to higher volumes of these assets during the 2002 quarter as compared to the 2001 quarter.

Total interest expense decreased $186,107, or 26.6%, from $700,592 for the 2001 quarter to $514,485 for the 2002 quarter.  The decrease in interest expense resulted primarily from decreased rates paid on FHLB advances and deposits due to declining market rates of interest.

The Company provided $15,000 for loan losses during the 2002 quarter as compared to $16,000 for the 2001 quarter in order to bring the allowance for loan losses to an adequate level, based on management’s evaluation of the quality of the loan portfolio and current economic conditions.

The $30,945 increase in non-interest income, from $26,503 for the 2001 quarter to $57,448 for the 2002 quarter, was primarily attributable to increases in service charges on deposits of $14,164 and other service charges, commissions and fees of $6,952.

The $124,387 increase in non-interest expense, from $406,474 for the 2001 quarter to $530,861 for the 2002 quarter consisted primarily of increases in compensation and benefits of $81,390, data processing expenses of $24,319, occupancy and equipment expenses of $8,795, and directors’ fees and expenses of $6,388, such increases being primarily attributable to the Lincoln acquisition.

The $8,658 increase in the provision for income taxes from $40,113 for the 2001 quarter to $48,771 for the 2002 quarter reflects the tax effects of the increase in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required under applicable federal regulations to maintain specified levels of “liquid” investments in qualifying types of U.S. Government and government agency obligations and other similar investments having maturities of five years or less.  Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs.  The required level of such liquid investments is currently 4% of certain liabilities as defined by the OTS and may be changed to reflect economic conditions.

The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 44.9% for the quarter ended December 31, 2002, as compared to 36.4% for the quarter ended September 30, 2002.  At December 31, 2002, the Bank’s “liquid” assets totaled approximately $17.1 million, which was $15.1 million in excess of the current OTS minimum requirement.

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations.  While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition.  The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati.  Outstanding advances totaled $9.1 million at December 31, 2002.

Liquidity management is both a daily and long-term function of business management.  The Bank maintains a strategy of investing in loans and mortgage-backed securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities.  At December 31, 2002, the total approved loan commitments outstanding totaled $1.2 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2002, totaled $23.2 million.  The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

At December 31, 2002, the Bank had regulatory capital which was well in excess of applicable limits.  At December 31, 2002, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At December 31, 2002, the Bank’s tangible capital was $7.8 million, or

10.4% of adjusted total assets, core capital was $7.8 million, or 10.4% of adjusted total assets and risk-based capital was $8.2 million, or 19.6% of adjusted risk-weighted assets, exceeding the requirements by $6.7 million, $5.5 million and $4.8 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements to be implemented which management believes will have a material adverse effect on the Company’s financial position or results of operations.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties, that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company’s customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-QSB and in the Company’s other Securities and Exchange Commission (“SEC”) filings.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

CRITICAL ACCOUNTING POLICIES

The Company considers its Allowance for Loan Losses Policy as a policy critical to the sound operations of the Bank.  The Bank provides for loan losses each period to include both (a) an estimate of the amount of loan losses which occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods.  The provision for loan losses increases the allowance for loan losses which is netted against loans in the consolidated balance sheet.  As losses are determined, they are written off against the allowance.  Recoveries of amounts previously written off and added back to the allowance.  Further information regarding the Company’s provision and allowance for loan losses can be found in Notes 1 and 4 to its September 30, 2002 consolidated financial statements.

ITEM 3.          CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President along with the Company’s Comptroller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-14.  Based upon that evaluation, the Company’s President along with the Company’s Comptroller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Comptroller, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6.    Exhibits and Reports on Form 8-K

a)             Exhibits:

None.

b)            Reports filed on Form 8-K.

The Company filed a Current Report on Form 8-K on December 31, 2002 announcing that the Company had entered into an Agreement and Plan of Merger, dated as of December 30, 2002 (the “Agreement”), by and between the Company and Classic Bancshares, Inc. (“Classic”), pursuant to which the Company will merge with and into Classic, with Classic as the surviving corporation. The Agreement and a press release regarding the transaction were included as exhibits to such Current Report.

The Company filed a Current Report on Form 8-K on December 24, 2002 announcing that it had signed the certification required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of the Company’s Annual Report on Form 10-KSB.  The certification was included as an exhibit to such Current Report.

The Company filed a Current Report on Form 8-K on October 29, 2002 announcing the release of its press release for the Company’s earnings for the fourth quarter and year ended September 30, 2002. The press release was included as an exhibit to such Current Report.

The Company filed a Current Report on Form 8-K on October 4, 2002 announcing the consummation of the acquisition of Lincoln Savings and Loan Association (“Lincoln”). The Agreement and Plan of Reorganization, dated April 25, 2002, by and between First Federal Savings Bank of Ironton and Lincoln and the press release announcing the consummation of the merger were filed as exhibits to such Current Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 14, 2003	By:	/s/	I. Vincent Rice
I. Vincent Rice, President

Date:	February 14, 2003	By:	/s/	Jeffery W. Clark
Jeffery W. Clark, Comptroller

CERTIFICATIONS

I, I. Vincent Rice, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of First Federal Financial Bancorp, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ I. Vincent Rice
I. Vincent Rice, President

I, Jeffery W. Clark, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of First Federal Financial Bancorp, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ Jeffery W. Clark
Jeffery W. Clark, Comptroller