Form 10QSB
period 2003-03-31
FIRST FEDERAL FINANCIAL BANCORP INC
filed 2003-05-14
CIK 1009194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003

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

As of May 9, 2003, there were issued and outstanding 461,252 shares of the Registrant’s Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes     ☐         No     ☒

FIRST FEDERAL FINANCIAL BANCORP, INC.

TABLE OF CONTENTS

*****************

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS	$7,167,223	$2,669,467

INVESTMENT SECURITIES HELD TO MATURITY	4,933,908	4,878,630

INVESTMENT SECURITIES AVAILABLE FOR SALE	672,095	754,656

LOANS RECEIVABLE	51,106,132	49,706,792

MORTGAGE-BACKED SECURITIES HELD TO MATURITY	2,879,089	3,378,557

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE	3,176,254	5,440,200

ACCRUED INTEREST RECEIVABLE	365,641	370,275

FORECLOSED REAL ESTATE	188,508	38,747

OFFICE PROPERTIES AND EQUIPMENT	2,003,707	1,604,557

GOODWILL	98,727	—

OTHER ASSETS	286,594	125,050

	$72,877,878	$68,966,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS	$56,711,849	$49,750,208

ADVANCES FROM FEDERAL HOME LOAN BANK	6,381,919	9,611,711

ACCRUED INCOME TAXES PAYABLE:
Current	43,829	118,262
Deferred	153,307	142,546

ACCRUED INTEREST PAYABLE	40,880	44,300

OTHER LIABILITIES	222,482	176,569
Total liabilities	63,554,266	59,843,596

STOCKHOLDERS’ EQUITY:
Common stock	4,616	4,616
Employee benefit plans	(516,984)	(590,721)
Additional paid-in capital	4,433,774	4,409,534
Retained earnings-substantially restricted	5,343,806	5,246,558
Accumulated other comprehensive income	58,400	53,348

Total stockholders’ equity	9,323,612	9,123,335

	$72,877,878	$68,966,931

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Loans receivable-
First mortgage loans	$869,134	$902,337
Consumer and other loans	98,255	81,459
Mortgage-backed and related securities	43,001	110,462
Investment securities	73,994	57,922
Other interest-earning assets	14,528	4,459
Total interest income	1,098,912	1,156,639

INTEREST EXPENSE:
Interest-bearing checking	19,879	4,962
Passbook savings	62,667	59,855
Certificates of deposit	294,555	419,898
Advances from Federal Home Loan Bank	96,025	107,577
Total interest expense	473,126	592,292
Net interest income	625,786	564,347

PROVISION FOR LOAN LOSSES	45,000	15,000

Net interest income after provision for loan losses	580,786	549,347

NON-INTEREST INCOME:
Service charges on deposits	21,277	14,089
Other service charges, commissions and fees	24,031	16,266
Gains on foreclosed real estate	7,400	733
Other	107	3,414
Total non-interest income	52,815	34,502

NON-INTEREST EXPENSE:
Compensation and benefits	252,260	155,076
Occupancy and equipment	48,886	35,523
SAIF deposit insurance premium	7,565	2,321
Directors’ fees and expenses	14,877	19,339
Franchise taxes	27,613	24,553
Data processing	54,800	35,768
Advertising	16,442	19,404
Professional services	39,395	31,958
Other	70,734	49,700
Total non-interest expense	532,572	373,642

INCOME BEFORE PROVISION FOR INCOME TAXES	101,029	210,207

PROVISION FOR INCOME TAXES	33,742	69,463

NET INCOME	$67,287	$140,744

EARNINGS PER SHARE:
Basic	$.15	$.33
Diluted	$.15	$.33

	For The Six Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Loans receivable-
First mortgage loans	$1,766,119	$1,843,182
Consumer and other loans	178,776	170,229
Mortgage-backed and related securities	113,854	240,456
Investment securities	157,502	109,331
Other interest-earning assets	26,176	14,370
Total interest income	2,242,427	2,377,568

INTEREST EXPENSE:
Interest-bearing checking	39,697	10,127
Passbook savings	131,712	118,429
Certificates of deposit	612,048	937,048
Advances from Federal Home Loan Bank	204,154	227,281
Total interest expense	987,611	1,292,885
Net interest income	1,254,816	1,084,683

PROVISION FOR LOAN LOSSES	60,000	31,000

Net interest income after provision for loan losses	1,194,816	1,053,683

NON-INTEREST INCOME:
Service charges on deposits	50,020	28,669
Other service charges, commissions and fees	46,729	32,012
Losses on foreclosed real estate	7,073	(5,913)
Other	6,442	6,237
Total non-interest income	110,264	61,005

NON-INTEREST EXPENSE:
Compensation and benefits	505,249	326,674
Occupancy and equipment	96,285	74,126
SAIF deposit insurance premium	9,676	4,651
Directors’ fees and expenses	47,745	45,820
Franchise taxes	52,112	52,886
Data processing	112,594	69,242
Advertising	36,815	39,442
Professional services	74,719	62,695
Other	128,239	104,580
Total non-interest expense	1,063,434	780,116

INCOME BEFORE PROVISION FOR INCOME TAXES	241,646	334,572

PROVISION FOR INCOME TAXES	82,513	109,575

NET INCOME	$159,133	$224,997

EARNINGS PER SHARE:
Basic	$.36	$.53

Diluted

$

.35

$

.53

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Employee Benefit Plans	Additional Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCES, September 30, 2001	$4,471	$(371,793)	$4,254,063	$4,792,222	$31,287	$8,710,250

COMPREHENSIVE INCOME:
Net income, 2002	—	—	—	502,406	—	502,406
Other comprehensive income, net of tax:
Change in unrealized gain on investments available for sale, net of tax of $11,365	—	—	—	—	22,061	22,061

TOTAL COMPREHENSIVE INCOME	—	—	—	—	—	524,467

ESOP SHARES RELEASED, 4,262 shares; $14.18 average fair market value	—	42,620	17,695	—	—	60,315

RRP SHARES AMORTIZED, 649 shares	—	7,620	—	—	—	7,620

DIVIDENDS PAID ($.28 per share)	—	6,711	2,486	(117,248)	—	(108,051)

2002 DIRECTORS’ STOCK PLAN	220	(275,879)	205,443	104,701	—	34,485

PURCHASE OF 7,511 TREASURY SHARES	(75)	—	(70,153)	(35,523)	—	(105,751)

BALANCES, September 30, 2002	4,616	(590,721)	4,409,534	5,246,558	53,348	9,123,335

COMPREHENSIVE INCOME:
Net income, six months ended March 31, 2003 (unaudited)	—	—	—	159,133	—	159,133
Other comprehensive income, net of tax:
Change in unrealized gain on investments available for sale, net of tax of $2,602 (unaudited)	—	—	—	—	5,052	5,052

TOTAL COMPREHENSIVE INCOME (unaudited)	—	—	—	—	—	164,185

ESOP SHARES RELEASED, 1,997 shares; $21.04 average fair market value (unaudited)	—	19,970	22,051	—	—	42,021

DIVIDENDS PAID ($.14 per share) (unaudited)	—	2,040	2,189	(61,885)	—	(57,656)

2002 DIRECTORS’ STOCK PLAN, 3,666 SHARES (unaudited)	—	51,727	—	—	—	51,727
BALANCES, March 31, 2003 (unaudited)	$4,616	$(516,984)	$4,433,774	$5,343,806	$58,400	$9,323,612

FIRST FEDERAL FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$159,133	$224,997
Adjustments to reconcile net income to net cash provided by operating activities -
(Gains) losses on sales of foreclosed real estate	(7,073)	5,913
Provision for loan losses	60,000	31,000
Depreciation	56,858	41,502
FHLB stock dividends	(17,300)	(16,500)
Amortization and accretion, net	(14,230)	4,942
ESOP compensation	42,021	29,143
Stock compensation	51,727	7,620
Change in -
Accrued interest receivable	27,910	8,285
Other assets	(83,961)	(3,037)
Deferred income taxes	8,158	421
Accrued interest payable	(3,420)	(1,045)
Accrued income taxes	(74,433)	73,530
Other liabilities	(103,861)	(11,031)
Net cash provided by operating activities	101,529	395,740

INVESTING ACTIVITIES:
Net decrease in loans	2,960,121	1,193,489
Proceeds from maturities of investment securities available for sale	250,000	300,000
Purchases of investment securities available for sale	(150,000)	(250,000)
Proceeds from maturities of investment securities held to maturity	1,919,981	100,000
Purchases of investment securities held to maturity	(840,147)	(1,500,000)
Purchases of mortgage-backed securities held to maturity	(47,763)	—
Principal collected on mortgage-backed securities held to maturity	540,584	444,892
Principal collected on mortgage-backed securities available for sale	2,257,253	1,131,288
Purchases of mortgage-backed securities available for sale	—	(278,596)
Proceeds from sale of REO	192,922	—
Cash received from acquisition of Lincoln Savings and Loan Association in excess of cash paid	2,048,784	—
Purchases of office properties and equipment	(80,403)	(9,353)
Net cash provided by investing activities	9,051,332	1,131,720

FINANCING ACTIVITIES:
Net decrease in deposits	(1,167,657)	(985,857)
Dividends paid	(57,656)	(55,230)
Proceeds from FHLB advances	—	1,225,000
Repayments of FHLB advances	(3,429,792)	(2,182,211)
Purchase of treasury stock	—	(26,795)
Net cash used for financing activities	(4,655,105)	(2,025,093)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,497,756	(497,633)

CASH AND CASH EQUIVALENTS, beginning of period	2,669,467	2,196,367

CASH AND CASH EQUIVALENTS, end of period	$7,167,223	$1,698,734

NONCASH INVESTING ACTIVITIES:
Loans taken into foreclosed real estate	$102,407	$—
Change in unrealized holding gains on investment securities available for sale	7,655	13,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Federal income taxes paid	$134,911	$35,625
Interest paid	991,031	1,293,930

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

Principles of Consolidation

The consolidated financial statements at March 31, 2003 and September 30, 2002, and for the three and six months ended March 31, 2003 and 2002, include the accounts of the Company and the Bank.  All significant intercompany transactions and balances have been eliminated in consolidation.  Additionally, certain reclassifications may have been made in order to conform with the current period’s presentation.  The accompanying financial statements have been prepared on the accrual basis.

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

(3)                                 COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an ESOP for employees of the Company and the Bank which became effective upon the Conversion.  Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP.  The Company loaned the ESOP $537,430 for the initial purchase of the ESOP shares.  The loan is due and payable in forty-eight (48) equal quarterly installments of $11,200 beginning June 29, 1996, plus interest at the rate of 8.75% per annum.  The Company makes scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan over a period of 12 years.  The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employer’s Accounting For Employee Stock Ownership Plans.”  As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period.  ESOP compensation expense for the three month periods ended March 31, 2003 and 2002 was $24,027 and $15,616, respectively, and for the six month periods ended March 31, 2003 and 2002 was $42,021 and $29,143, respectively.

(4)                                 STOCK OPTION PLAN

On December 16, 1996, the Stock Option Plan (the “Plan”) was approved by the Company’s stockholders.  A total of 67,178 shares of common stock may be issued pursuant to the Plan and 36,224 shares have been awarded as of March 31, 2003.  These options are subject to vesting provisions as well as other provisions of the Plan.  No options have been exercised through March 31, 2003.

(5)                                 RECOGNITION AND RETENTION PLAN AND TRUST

On December 16, 1996, the Recognition and Retention Plan and Trust (the “RRP”) was approved by the Company’s stockholders.  A total of 26,871 shares of common stock are available for awards pursuant to the RRP and 16,438 shares have been awarded as of March 31, 2003.  Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to certain conditions as more fully described in the plan documents. All awards became fully vested on December 16, 2001.  Included in compensation and benefits expense for the six months ended March 31, 2002 is $7,620 related to these awards.

The Company purchased 26,871 shares of common stock during the year ended September 30, 1997, to fully fund the RRP.  The cost of unawarded RRP shares is recorded as a reduction of stockholders’ equity.

(6)                                 2002 DIRECTORS STOCK PLAN

On May 22, 2002, the directors of the Company adopted the 2002 Directors Stock Plan (the “Directors Plan”).  A total of 21,996 shares of common stock was awarded, 3,666 to each of the six

(6) directors of the Company.  On each of the three anniversary dates of the Directors Plan, 1,222 shares of such stock will become non-forfeitable unless the forfeitability is accelerated by death or retirement of a given director/holder.  Compensation cost charged to expense for the three and six months ended March 31, 2003 was $25,864 and $51,727, respectively.  The deferred cost of unearned shares totaled $224,152 and $275,879 at March 31, 2003 and September 30, 2002, respectively, and is recorded as a charge against stockholders’ equity.

(7)                                 PURCHASE OF COMMON STOCK

There were no purchases of common stock during the three or six months ended March 31, 2003.  During the year ended September 30, 2002, the Company purchased 7,511 shares of its outstanding common stock at an aggregate cost of $105,751.  The purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued.

(8)                                 EARNINGS PER SHARE

Basic and full dilution Earnings Per Share (EPS) for the three and six months ended March 31, 2003 and 2002, were calculated by dividing the consolidated net income by the weighted average number of common shares, and common stock equivalents outstanding, as set forth below.  Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating earnings per share.

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$67,287	444,474	$0.15	$140,744	423,304	$0.33
Effect of Dilutive Securities-Options	—	19,087	—	—	1,660	—

Diluted EPS	$67,287	463,561	$0.15	$140,744	424,964	$0.33

	For the Six Months Ended March 31, 2003			For the Six Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$159,133	443,935	$0.36	$224,997	423,660	$0.53
Effect of Dilutive Securities-Options	—	16,175	(0.01)	—	1,995	—

Diluted EPS	$159,133	460,110	$0.35	$224,997	425,655	$0.53

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

The total consideration for Lincoln’s stock was $428,968 cash, of which $365,186 had been paid as of March 31, 2003, with the remaining $63,782 to be paid upon the surrender of the remaining stock certificates by the Lincoln shareholders.  The $63,782 unpaid amount is included in other liabilities in the accompanying financial statements.  In addition, the Bank paid $73,010 in expenses associated with the transaction.  The $428,968 purchase price is subject to additional, contingent cash consideration, of which $21,605 had been paid as of March 31, 2003.  The remaining contingent consideration approximates $42,000 at March 31, 2003.  At the acquisition date, Lincoln had total assets of $8.9 million, total liabilities of $8.5 million and total stockholders’ equity of $.4 million.

Lincoln was a local competitor of the Bank and thus, the acquisition enabled the Bank to gain local market share and affords the Bank the opportunity to reduce costs through economies of scale.

The results of Lincoln’s operations subsequent to October 4, 2002 are included in the accompanying consolidated financial statements for the three and six months ended March 31, 2003. Presented below are the unaudited, pro-forma condensed consolidated results of operations of the Company for the three and six months ended March 31, 2002, assuming the transaction occurred on October 1, 2001.

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
Net interest income	$620,347	$1,186,660
Net income	92,744	163,213
Basic earnings per share	0.22	0.39
Diluted earning per share	0.22	0.38

Goodwill associated with the Lincoln transaction was originally recorded in the amount of $77,122.  During the six months ended March 31, 2003, $21,605 was capitalized as additional goodwill resulting from the satisfaction of contingencies as contained in the acquisition agreement.

(10)                          MERGER WITH CLASSIC BANCSHARES, INC.

On December 30, 2002, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Classic Bancshares, Inc. (“Classic”), Ashland, Kentucky, pursuant to which the Company will be merged with and into Classic (the “Merger”).  The Agreement provides for Classic to pay aggregate consideration of approximately $11.5 million for all the outstanding common shares of the Company, which consideration will consist of a combination of Classic common stock and cash, as described below.  The Agreement provides that upon consummation of the Merger, and subject to certain further terms, conditions, limitations, procedures and adjustments set forth in the Agreement, each issued and outstanding share of common stock of the Company shall, by virtue of the Merger, be converted into and represent the right to receive the following consideration;  (i) $24.00 in cash, or (ii) .9797 shares of Classic common stock for each share of the Company’s common stock.  The election of the form of merger consideration by the Company’s stockholders is subject to the requirement that 50% of the Company’s shares be exchanged for cash and 50% be exchanged for Classic’s common stock.  All options to purchase Company common stock outstanding upon consummation of the Merger will be cancelled and in consideration of such cancellation, the option holders will receive a cash payment equal to the number of shares subject to the option times the difference between $24.00 and the exercise price of the options, if any.  In addition, the Bank will merge with Classic Bank, the wholly owned subsidiary of Classic.

The Merger is subject to various conditions, including the approval of the Agreement by the Company’s and Classic’s stockholders and the receipt of regulatory approval.  The Merger is currently expected to close during the second quarter of 2003.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Assets.  Total assets increased $3.9 million, or 5.7%, from $69.0 million at September 30, 2002 to $72.9 million at March 31, 2003.  The increase consisted primarily of increases in cash and cash equivalents of $4.5 million and loan receivable of $1.4 million, partially offset by a decrease in mortgage-backed securities of $2.8 million.

Cash and Cash Equivalents.  Cash and cash equivalents increased $4.5 million, or 166.7%, from $2.7 million at September 30, 2002 to $7.2 million at March 31, 2003.  The increase resulted primarily from net cash flows provided by investing activities of $9.1 million, partially offset by net cash flows used for financing activities of $4.7 million.

Investment Securities.  Investment securities consist primarily of U.S. Government agency securities and obligations of states and political subdivisions.  Investment securities (held to maturity and available for sale) remained constant totaling $5.6 million at September 30, 2002 and March 31, 2003.  Securities acquired in the Lincoln acquisition totaled $1.1 million.

Loans Receivable.  The Company’s loans receivable, net, increased $1.4 million, or 2.8%, from $49.7 million at September 30, 2002 to $51.1 million at March 31, 2003.  The increase in loans is primarily attributable to $4.5 million in loans acquired in the Lincoln acquisition, offset by prepayments and scheduled principal reductions.

Loan Concentrations.  The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower.  Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $46.9 million, or 91.1%, of total gross loans, while consumer loans, including installment loans, loans secured by deposit accounts, credit card accounts, and unsecured loans totaled $4.6 million, or 8.9%, of total gross loans outstanding at March 31, 2003.

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

Allowance for Loan Losses.  The allowance for loan losses as a percentage of total loans increased slightly, constituting .8% of total gross loans outstanding at March 31, 2003 as compared to .6% at September 30, 2002.  The dollar amount of the allowance totaled $422,000 at March 31, 2003 as compared to $293,000 at September 30, 2002.  Based on management’s evaluation of the quality of the loan portfolio and current economic conditions, management has determined that the allowance for loan losses is adequate.

Charge-off activity for the six months ended March 31, 2003 and 2002 totaled $153,338 and $13,269, respectively.  Recoveries totaled $26,544 and $2,644 for the six months ended March 31, 2003 and 2002, respectively.  Of the $153,338 loans charged-off during the period, $128,896 represented loans acquired by the Bank in connection with its acquisition of Lincoln which had been provided for in the allowance for loan losses at the acquisition date, in all material respects.

The Company had $459,000 and $206,000 of non-accrual loans at March 31, 2003 and September 30, 2002, respectively.  The increase in non-accrual loans is due primarily to 18 loans, totaling $288,000, acquired by the Bank in connection with its acquisition of Lincoln.  At the same dates, there were no significant loans greater than 90 days past due which were still accruing interest.  The Company had no troubled debt restructurings during the six month periods ended March 31, 2003 and 2002.

Mortgage-Backed Securities.  The Company invests in both fixed-rate and adjustable-rate mortgage-backed securities, which are classified as either held to maturity (carried at amortized cost) or available for sale (carried at quoted market).  Mortgage-backed securities decreased $2.8 million, or 31.8%, from $8.8 million at September 30, 2002 to $6.0 million at March 31, 2003, due to scheduled principal repayments and prepayments of $2.8 million.

Deposits.  Deposits increased $6.9 million, or 13.9%, from $49.8 million at September 30, 2002 to $56.7 million at March 31, 2003.  The Company continues to offer competitive interest rates on deposits, and also utilizes available advances from the FHLB to meet its liquidity and funding requirements.  The deposits of Lincoln recorded at the acquisition date totaled $8.1 million.

Advances From Federal Home Loan Bank.  The Company’s advances from the FHLB totaled $6.4 million at March 31, 2003 as compared $9.6 million at September 30, 2002, a decrease of $3.2 million, or 33.3%.  The decrease was due to $3.4 million in repayments, offset by $200,000 acquired in connection with the Lincoln acquisition.

Stockholders’ Equity.  Stockholders’ equity totaled $9.3 million at March 31, 2003, as compared to $9.1 million at September 30, 2002.  The Company’s net income for the period was offset by dividends paid, and the release of common stock shares to the employee benefit plans.

Results of Operations - Three Months Ended March 31, 2003 as Compared to Three Months ended March 31, 2002

Net income decreased $73,457, or 52.2%, from $140,744 for the quarter ended March 31, 2002 to $67,287 for the quarter ended March 31, 2003.  Earnings per share were $.15 and $.33 for the 2003 and 2002 quarters, respectively, both basic and assuming full dilution.  The decrease in net income consisted of an increase in the provision for loan losses of $30,000, or 200.0%, and an increase in non-interest expenses of $158,930, or 42.5%, offset by increases in net interest income of $61,439, or 10.9%, and non-interest income of $18,313, or 53.1%, and a decrease in the provision for income taxes of $35,721, or 51.4%.

Total interest income decreased $57,727, or 5.0%, from $1,156,639 for the 2002 quarter to $1,098,912 for the 2003 quarter.  The decrease was due to decreased levels of interest earned on loans receivable of $16,407 and mortgage-backed securities of $67,461, offset by increases in interest earned on investment securities of $16,072 and other interest-earning assets of $10,069.  The decrease in interest earned on loans receivable resulted primarily from a decrease in the average yields earned on the loan portfolio during the 2003 quarter as compared to the 2002 quarter.  Interest earned on mortgage-backed securities decreased primarily due to a lower volume of these securities, and to a lesser extent, due to lower yields earned during the 2003 quarter as compared to the 2002 quarter.  Interest earned on investment securities and other interest-earning assets increased primarily due to higher volumes of these assets during the 2003 quarter as compared to the 2002 quarter.

Total interest expense decreased $119,166, or 20.1%, from $592,292 for the 2002 quarter to $473,126 for the 2003 quarter.  The decrease in interest expense was primarily due to a decline in the average volume of advances from the FHLB, and to a lesser extent, from decreased rates paid on interest-bearing deposits due to continuing declines in market rates of interest.

The Company provided $45,000 for loan losses during the 2003 quarter as compared to $15,000 for the 2002 quarter, reflecting management’s estimate of the amount required to bring the allowance for loan losses to an adequate level, based upon a detailed evaluation of the quality of the loan portfolio and current economic conditions.

The $18,313 increase in non-interest income, from $34,502 for the 2002 quarter to $52,815 for the 2003 quarter, was primarily attributable to increases in other service charges and fee income of $7,765 and gains on sales of other real estate owned of $6,667.

The $158,930 increase in non-interest expense, from $373,642 for the 2002 quarter to $532,572 for the 2003 quarter, resulted primarily from increases in compensation and benefits expenses of $97,184, data processing expenses of $19,032, occupancy and equipment expenses of $13,363, and other expenses of $21,034.  Compensation and benefits increased primarily due to the additional employees from the Lincoln acquisition, and from increased benefits expenses associated with the Company’s ESOP and the 2002 Director’s Stock Plan.  Data processing costs increased due to the increased number of accounts serviced, while occupancy and equipment expenses increased due to the addition of a branch facility, both being the result of the Lincoln acquisition.  The increase in other expenses is also attributable to the acquisition of Lincoln.

The $35,721 decrease in the provision for income taxes, from $69,463 for the 2002 quarter to $33,742 for the 2003 quarter reflects the tax effects of the decrease in pretax income.  The Company’s effective tax rates were 33.4% and 33.0% for the 2003 and 2002 quarters, respectively.

Results of Operations - Six Months Ended March 31, 2003 as Compared to Six Months Ended March 31, 2002

Net income decreased $65,864, or 29.3%, from $224,997 for the six months ended March 31, 2002 to $159,133 for the six months ended March 31, 2003.  Net income per share for the 2003 six month period was $.36 per share basic and $.35 per share assuming full dilution.  This compared to $.53 per share for the 2002 period, both basic and assuming full dilution.  The decrease in net income resulted from increases in the provision for loan losses of $29,000, or 93.5%, and non-interest expense of $283,318, or 36.3%, offset by increases in net interest income of $170,133, or 15.7%, and non-interest income of $49,259, or 80.7%, and a decrease in the provision for income taxes of $27,062, or 24.7%.

Total interest income decreased $135,141, or 5.7%, from $2,377,568 for the six months ended March 31, 2002 to $2,242,427 for the comparable 2003 six month period.  The decrease was due to lower levels of interest earned on loans receivable of $68,516 and mortgage-backed securities of $126,602, offset by increases in interest earned on investment securities and other interest earning assets of $48,171 and $11,806, respectively.  Interest on loans receivable decreased primarily due to a decline in variable rates of interest earned, partially offset by an increase in the average volume of loans outstanding.  The decrease in interest earned on mortgage-backed securities resulted from a lower volume of these securities.  The increase in interest on investment securities and other interest-earning assets was primarily due to higher volumes of these assets during the 2003 six month period as compared to the 2002 six month period.

Total interest expense decreased $305,274, or 23.6%, from $1,292,885 for the 2002 six month period to $987,611 for the 2003 six month period, such decrease being primarily attributable to a decline in the average volume of outstanding advances from the FHLB, and to a lesser extent, from decreased rates paid on interest-bearing deposits due to continuing declines in market rates of interest.

The Company provided $60,000 for loan losses during the 2003 six month period as compared to $31,000 for the 2002 six month period in order to bring the allowance for loan losses to an adequate level, based on management’s evaluation of the quality of the loan portfolio and current economic conditions.

The $49,259 increase in non-interest income, from $61,005 for the 2002 six month period to $110,264 for the 2003 six month period, was primarily attributable to increases in service charges on deposits of $21,351, and other service charges and fee income of $14,717, and gains on sales of other real estate owned of $12,986.  The increase in service charges and fee income was primarily attributable to the additional customers obtained from the Lincoln acquisition.

The $283,318 increase in non-interest expense, from $780,116 for the 2002 six month period to $1,063,434 for the 2003 six month period, resulted primarily from increases in compensation and benefits of $178,575, data processing expenses of $43,352, occupancy and equipment expenses of $22,159, and other non-interest expenses of $23,659.  Compensation and benefits increased primarily due to additional employees from the Lincoln acquisition, and from increased benefits expenses associated with the Company’s ESOP and the 2002 Director’s Stock Plan.  Data processing costs increased due to the increased number of accounts serviced, while occupancy and equipment expenses increased due to the addition of a branch facility, both being the result of the Lincoln acquisition.  The increase in other expenses is also attributable to the acquisition of Lincoln.

The $27,062 decrease in the provision for income taxes, from $109,575 for the six months ended March 31, 2002 to $82,513 for the six months ended March 31, 2003 resulted from the decrease in pretax income.  The Company’s effective tax rates were 34.1% and 32.8% for the 2003 and 2002 periods, respectively.

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

The liquidity of the Bank, as measured by the ratio of cash, cash equivalents, qualifying investments, mortgage-backed securities and interest receivable on investments, and mortgage-backed securities that would qualify except for the maturity dates, to the sum of total deposits less any share loans on deposits, averaged 41.0% for the quarter ended March 31, 2003, as compared to 36.4% for the quarter ended September 30, 2002.  At March 31, 2003, the Bank’s “liquid” assets totaled approximately $18.3 million, which was $16.3 million in excess of the current OTS minimum requirement.

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of short-term investments, and funds provided from operations.  While scheduled loan and mortgage-backed securities amortization and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced generally by interest rates, economic conditions and competition.  The Bank generates cash through its retail deposits and, to the extent deemed necessary, has utilized borrowings from the FHLB of Cincinnati.  Outstanding advances totaled $6.4 million at March 31, 2003.

Liquidity management is both a daily and long-term function of business management.  The Bank maintains a strategy of investing in loans and mortgage-backed securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities.  At March 31, 2003, the total approved loan commitments outstanding amounted to $1.6 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2003, totaled $21.9 million.  The Bank believes that it has adequate resources to fund all of its commitments and that it could either adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments or replace such deposits with borrowings if it proved to be cost-effective to do so.

At March 31, 2003, the Bank had regulatory capital which was well in excess of applicable limits.  At March 31, 2003, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 2003, the Bank’s tangible capital was $8.0 million, or 11.2% of adjusted total assets, core capital was $8.0 million, or 11.2% of adjusted total assets and risk-based capital was $8.3 million, or 20.7% of adjusted risk-weighted assets, exceeding the requirements by $6.9 million, $5.1 million and $5.1 million, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Company considers its Allowance for Loan Losses Policy as a policy critical to the sound operations of the Bank.  The Bank provides for loan losses each period to include both (a) an estimate of the amount of loan losses which occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods.  The provision for loan losses increases the allowance for loan losses which is netted against loans in the consolidated balance sheet.  As losses are determined, they are written off against the allowance.  Recoveries of amounts previously written off and added back to the allowance.  Further information regarding the Company’s provision and allowance for loan losses can be found in Notes 1 and 4 to its September 30, 2003 consolidated financial statements.

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

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

a)                                      Exhibits:

99.1 Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer.

b)                                     Reports filed on Form 8-K.

The Company filed a Current Report on Form 8-K on February 14, 2003 setting forth the Certifications of the Chief Executive Officer and Chief Financial Officer of the Company required by Section 906 of the Sarbanes-Oxley Act of 2002.

The Company filed a Current Report on Form 8-K on February 4, 2003 announcing the release of its press release for the Company’s earnings for the first quarter ended December 31, 2002. The press release was included as an exhibit to such Current Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2003	By:	/s/	I. Vincent Rice
I. Vincent Rice, President

Date:	May 14, 2003	By:	/s/	Jeffery W. Clark
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Jeffery W. Clark
Jeffery W. Clark, Comptroller